Form 10QSB
period 1995-06-30
TM CENTURY INC
filed 1995-08-14
CIK 754590

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549


                                 FORM 10-QSB




            /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: June 30, 1995


           / /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

                          Commission file No. 0-13167


                               TM CENTURY, INC.
                (Name of small business issuer in its charter)


       DELAWARE                                          73-1220394
(State of incorporation)                     (IRS Employer Identification  No.)


2002 ACADEMY, DALLAS, TEXAS                                       75234
(Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:                               (214) 247-8850


Check whether the issuer (1) filed all reports required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
   ---   ---

The number of issuer's shares of Common Stock outstanding as of August 4, 1995 was 2,537,193.

Transitional Small Business Disclosure Format (check one): Yes     No X
                                                              ---    ---

                                     TM CENTURY, INC.
                                      BALANCE SHEETS
                     JUNE 30, 1995 (UNAUDITED) AND SEPTEMBER 30, 1994


                                          ASSETS

                                                                  JUNE 30,     SEPTEMBER 30,
                                                                    1995           1994
                                                                ----------     -------------
CURRENT ASSETS
    Cash                                                       $    90,127      $   746,912
    Accounts and notes receivable
        less allowances of $102,000 and $97,000 respectively       716,224          660,524
    Inventories, net                                             1,891,464        1,538,480
    Federal income taxes receivable                                147,000           99,594
    Deferred federal income taxes                                   77,793           34,704
    Prepaid expenses                                                37,947           54,949
                                                               -----------      -----------
        TOTAL CURRENT ASSETS                                     2,960,555        3,135,163

PROPERTY AND EQUIPMENT                                           1,902,131        1,691,367
    Less accumulated depreciation                                 (969,031)        (817,441)
                                                               -----------      -----------
        NET PROPERTY AND EQUIPMENT                                 933,100          873,926

INVENTORIES - NONCURRENT, net                                      857,225        1,034,290
OTHER ASSETS                                                        18,888           44,182
                                                               -----------      -----------
    TOTAL                                                      $ 4,769,768      $ 5,087,561
                                                               ===========      ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                           $   274,413      $   109,594
    Accrued expenses                                               209,734          170,798
    Customer deposits                                               75,551          199,016
                                                               -----------      -----------
        TOTAL CURRENT LIABILITIES                                  559,698          479,408

CUSTOMER DEPOSITS - noncurrent                                     198,106          194,875
DEFERRED FEDERAL INCOME TAXES                                       71,515           61,071
                                                               -----------      -----------
        TOTAL LIABILITIES                                          829,319          735,354

STOCKHOLDERS'  EQUITY
    Common stock, $.01 par value; authorized 7,500,000 shares;
        2,970,481 shares issued                                     29,705           29,705
    Paid-in capital                                              2,275,272        2,275,273
    Treasury stock - at cost, 433,288 shares                    (1,250,316)      (1,250,316)
    Retained earnings                                            2,885,788        3,297,545
                                                               -----------      -----------
        TOTAL STOCKHOLDERS' EQUITY                               3,940,449        4,352,207
                                                               -----------      -----------
    TOTAL                                                      $ 4,769,768      $ 5,087,561
                                                               ===========      ===========




                        See notes to interim financial statements.

                               TM CENTURY, INC.
           STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994


                                                        1995           1994
                                                     ----------     ----------
REVENUES                                             $1,665,915     $1,955,663
    Less Commissions                                    129,461        133,066
                                                     ----------     ----------
                NET REVENUES                          1,536,454      1,822,597
                                                     ----------     ----------

COSTS AND EXPENSES:
    Production, programming and technical costs         946,311        907,487
    General and administrative                          672,830        612,771
    Selling                                             112,742        219,407
    Depreciation                                         50,831         45,903
                                                     ----------     ----------
                TOTAL                                 1,782,714      1,785,568
                                                     ----------     ----------
OPERATING (LOSS) INCOME                                (246,260)        37,029

OTHER INCOME (EXPENSES):
    Interest income                                       6,713          3,885
    Interest expense                                       -              -
    Other                                                (9,000)          -
                                                     ----------     ----------
                TOTAL                                    (2,287)         3,885
                                                     ----------     ----------
(LOSS) INCOME BEFORE INCOME TAXES                      (248,547)        40,914

INCOME TAX (BENEFIT) PROVISION:            (Note 3)
    Current                                             (73,450)        20,160
    Deferred                                             10,205         (5,822)
                                                     ----------     ----------
                TOTAL                                   (63,245)        14,338
                                                     ----------     ----------
NET (LOSS) INCOME                                    $ (185,302)    $   26,576

RETAINED EARNINGS, BEGINNING OF PERIOD                3,071,090      3,270,877
                                                     ----------     ----------
RETAINED EARNINGS, END OF PERIOD                     $2,885,788     $3,297,453
                                                     ==========     ==========

NET (LOSS) INCOME PER COMMON SHARE                   $    (0.07)    $     0.01
                                                     ==========     ==========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                         2,537,193      2,537,193
                                                     ==========     ==========




                   See notes to interim financial statements

                            TM CENTURY, INC.
        STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)
              FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                     1995         1994
                                                  ----------   ----------
REVENUES                                          $5,699,356   $6,007,858
    Less Commissions                                 459,667      407,157
                                                  ----------   ----------
                NET REVENUES                       5,239,689    5,600,701
                                                  ----------   ----------

COSTS AND EXPENSES:
    Production, programming and technical costs    3,106,971    2,732,437
    General and administrative                     2,079,658    1,895,180
    Selling                                          468,867      583,020
    Depreciation                                     151,590      147,372
                                                  ----------   ----------
                TOTAL                              5,807,086    5,358,009
                                                  ----------   ----------
OPERATING (LOSS) INCOME                             (567,397)     242,692

OTHER INCOME (EXPENSES):
    Interest income                                   14,567        9,511
    Interest expense                                  -              (505)
    Other                                            (32,922)       6,208
                                                  ----------   ----------
                TOTAL                                (18,355)      15,214
                                                  ----------   ----------

(LOSS) INCOME BEFORE INCOME TAXES                   (585,752)     257,906

INCOME TAX (BENEFIT) PROVISION:           (Note 3)
    Current                                         (182,915)      81,958
    Deferred                                           8,920        6,746
                                                  ----------   ----------
                TOTAL                               (173,995)      88,704
                                                  ----------   ----------
NET (LOSS) INCOME                                 $ (411,757)  $  169,202

RETAINED EARNINGS, BEGINNING OF PERIOD             3,297,545    3,128,251
                                                  ----------   ----------
RETAINED EARNINGS, END OF PERIOD                  $2,885,788   $3,297,453
                                                  ==========   ==========

NET (LOSS) INCOME PER COMMON SHARE                    $(0.16)       $0.07
                                                  ==========   ==========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                      2,537,193    2,537,193
                                                  ==========   ==========

               See notes to interim financial statements

                            TM CENTURY, INC.
                  STATEMENTS OF CASH FLOWS (UNAUDITED)
             FOR THE NINE MONTHS ENDED JUNE 30, 1995 AND 1994

                                                           1995        1994
                                                        ---------    ---------
OPERATING ACTIVITIES:
    Net (Loss) Income                                   $(411,757)   $ 169,202
    Adjustments to reconcile net income
        to net cash (used in) provided by operations:
        Depreciation                                      151,590      147,372
        Amortization                                      372,705      328,812
        Deferred income taxes                             (32,645)       6,745
        Provision for doubtful accounts                    35,000      125,930
        Loss on disposition of property and equipment      -            (6,209)
        Accretion of discounts                             -            (6,397)
        Payments received on installment receivables       12,600       56,453
        Changes in operating assets and liabilities:
               Accounts receivable                       (116,253)      16,577
               Inventories                               (526,124)    (252,505)
               Prepaid expenses                            17,002      (53,417)
               Accounts payable and accrued expenses      203,755     (258,087)
               Federal income taxes receivable/payable    (47,406)     151,146
               Customer deposits                         (120,234)     (26,547)
                                                        ---------    ---------
    NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES  (461,767)     399,075
                                                        ---------    ---------
INVESTING ACTIVITIES:
    Purchase of U.S. Treasury Securities                 (294,423)      -
    Proceeds from sale of U.S. Treasury Securities        294,423       -
    (Decrease) in long-term liabilities                    -            (1,234)
    (Increase) decrease in other assets                     2,794       10,360
    Purchases of property and equipment                  (210,764)    (257,874)
    Principal payments received on notes receivable        12,953       12,113
    Principal payments received from lease of
        property and equipment                             -            12,046
    Proceeds from sale of net assets under lease           -           150,000
    Proceeds from sale of property and equipment           -            31,857
                                                        ---------    ---------
    NET CASH USED IN INVESTING ACTIVITIES                (195,017)     (42,732)
                                                        ---------    ---------
FINANCING ACTIVITIES:
    Fractional shares paid to stockholders                     (1)          (3)
    Principal payments on long-term debt
        and capital lease obligations                      -           (50,000)
                                                        ---------    ---------
    NET CASH USED IN FINANCING ACTIVITIES                      (1)     (50,003)
                                                        ---------    ---------
(DECREASE) INCREASE IN CASH                              (656,785)     306,340

CASH AT BEGINNING OF PERIOD                               746,912      201,747
                                                        ---------    ---------

CASH AT END OF PERIOD                                     $90,127    $508,087
                                                        =========    =========


               See notes to interim financial statements

                            TM CENTURY INC.

               NOTES TO INTERIM FINANCIAL STATEMENTS

                          JUNE 30, 1995 AND 1994


1. BASIS OF PRESENTATION

The interim financial statements of TM Century, Inc. (the "Company") at June 30, 1995, and for the three and nine months ended June 30, 1995 and 1994, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1994 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1994.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine months ended June 30, 1995 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2. STOCK OPTION PLAN

The option price of Incentive Stock Options is not less than the fair market value of the common stock at the date of grant. All outstanding Incentive Stock Options vest over a period of five years from the date of grant.

The option price of outstanding Nonqualified Stock Options is $1.20 per share. All outstanding Nonqualified Stock Options are 20% vested upon grant, 50% vested after year one, and 100% vested after two years.

Option information for the quarter ended June 30, 1995:

     At June 30, 1995                  Option Price per Share    Number of Shares
     ----------------                  ----------------------    ----------------
     Options outstanding:
        Incentive                      $1.125 - $2.50            190,000
        Nonqualified                   $1.20                      20,000
     Options exercisable:
        Incentive                      $1.125 - $2.50             65,000
        Nonqualified                   $1.20                      13,500

    Options granted during the quarter: None
    Options exercised during the quarter: None

3. INCOME TAXES

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) effective October 1, 1993, and there was no material impact on income as a result of adoption of the new standard. Prior years' financial statements have not been restated to apply SFAS 109.

Deferred income taxes are provided, when applicable, for all significant temporary differences between the recognition of income and expense for tax and for financial accounting purposes by the liability method. Deferred tax assets and liabilities are determined by the tax laws and statutory rates in effect at the balance sheet date. Temporary differences which give rise to deferred taxes include basis differences of property and equipment, accelerated tax depreciation in excess of book depreciation, and valuation allowances provided in excess of amounts deductible for tax purposes. Under the provisions of SFAS 109, recognition of deferred tax assets is permitted for such amounts which can be recognized currently or carried back to prior years. For the three and nine months ended June 30, 1995, the Company recognized deferred tax assets relating to net operating losses eligible for carryback and carryforward.

4. RENEWAL OF LINE OF CREDIT

Effective February 28, 1995, the Company renewed its $300,000 revolving line of credit for a one-year term. Borrowings under the line of credit bear a fluctuating interest rate of prime plus 1%, payable monthly, and the Company provides a negative pledge on all accounts, contract rights, and inventory of the Company. The line of credit, which bears a commitment fee of .5% per annum, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the line of credit during the quarter.

5. APPOINTMENT OF CHIEF EXECUTIVE OFFICER

In March, 1995, the Company appointed Neil Sargent to the positions of President, Chief Executive Officer, and Director. The Company entered into a three-year employment contract effective April 17, 1995 with Mr. Sargent which provides for a base annual salary of $180,000 and eligibility to participate in the Company's Bonus Plan.

6. NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive, outstanding during the periods.

                              TM CENTURY, INC.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATION


TM Century, Inc. is primarily engaged in the creation, production, marketing, and worldwide distribution of compact disc music libraries, production libraries, station identification jingles, computer software used in music scheduling, specialized computer equipment and software, and compact disc players for radio stations.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies upon current sales of music libraries, jingles, and specialized computer equipment and software on terms of cash upon delivery for operating liquidity. Liquidity is also provided by monthly revenues under three-year contracts for production libraries, for which the Company is obligated to provide music updates throughout the contract term. As of June 30, 1995, the Company had future production library contract billings of approximately $1,214,000 which will be recognized within three years. As contracts for production libraries are sold, the cost per contract to deliver such libraries diminishes, as only reproduction costs, which are minimal, are incurred for each additional contract. Sales of music libraries, jingles, and specialized computer equipment and software and the payments under production library contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements for the foreseeable future.

Cash balances were utilized to fund operations, capital expenditures, and product development during the nine month period ended June 30, 1995. The Company made capital expenditures of $211,000 for the purchase of property and equipment and incurred product development costs of $239,000 for software development, new music libraries, and music library updates during the nine month period ended June 30, 1995. The Company's expenditures for property, equipment, and development of new products are discretionary. Funds for new product development and capital expenditures are provided from operations and from cash reserves, and management anticipates cash flow from operations, cash reserves, and funds available under the Company's line of credit will be sufficient to meet these capital requirements for the foreseeable future.

Effective February 28, 1995, the Company renewed its $300,000 revolving line of credit for a one-year term. Borrowings under the line of credit bear a fluctuating interest rate of prime plus 1%, payable monthly and the Company provides a negative pledge on all accounts, contract rights, and inventory of the Company. The line of credit, which bears a commitment fee of .5% per annum, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the line of credit during the quarter.

Pursuant to an Agreement entered into on November 30, 1994 between the Company and its former Chief Executive Officer, the Company agreed to pay such former officer $60,000 on December 1, 1994 and $25,000 on December 1, 1995 in consideration for his one-year limited non-compete agreement and general release. Funds for the December, 1994 payment were provided by cash reserves of the Company.

RESULTS OF CONTINUING OPERATIONS

COMPARISON OF THE THREE MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

Revenues declined approximately 15% in the three month period ended June 30, 1995 as compared to the same period for the previous year. The decrease was due primarily to a decline in compact disc music library sales prices and declines in production library, and specialized computer equipment and software sales volume.

Music library revenues decreased approximately 18% compared to the prior year. Although music library sales volume increased, this increase was more than offset by a decrease in sales prices.

The decrease in production library revenue resulted primarily from the expiration of three-year contracts entered into by the Company with customers in prior years. The decrease in such revenues resulted from a reduced demand for new contracts and the nonrenewal of expired contracts. Although production library revenues may continue to decline as additional three-year contracts expire, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of new products as well as existing products. Renewals and new sales growth are subject to customer acceptance of the new products.

The decrease in specialized computer equipment and software sales was due to the Company's efforts to restrict sales for a period of thirty days during the quarter while significant enhancements and modifications were provided for prospective and existing customers.

Commissions as a percentage of revenue increased primarily due to increases in contracts written in the third quarter for weekly music services. Commissions are paid upon execution of the weekly service contract, while revenue for weekly music services is recognized as such services are provided in the future. Increases in commissions as a percentage of revenue are also due to changes in the product mix of new contracts entered into during the quarter as compared with the prior year.

Production, programming and technical costs increased due to increases in technical salaries costs for support of specialized computer equipment and costs related to a new weekly compact disc music service for international markets which was introduced in July, 1994. These increases were partially offset by a decline in costs of radio station commercials produced for television broadcast, which were discontinued during the quarter.

General and administrative costs increased due to (1) relocation costs for executive and sales employees hired during the quarter and (2) increased facilities and occupancy costs.

Selling costs declined due primarily to decreases in advertising and promotion expenditures and selling costs associated with radio station commercials produced for television broadcast, which were discontinued during the quarter.

COMPARISON OF THE NINE MONTH PERIODS ENDED JUNE 30, 1995 AND 1994

Revenues decreased approximately 5% in the nine month period ended June 30, 1995 as compared to the same period for the previous year. This overall decline was due primarily to a decrease in production library sales volume. Refer to discussion above for the three-month period ended June 30, 1995.

Commissions as a percentage of revenue increased due to changes in the product mix of new contracts entered into during the nine month period ended June 30, 1995 as compared with the prior year.

Production, programming and technical costs increased due to (1) an increase in production costs related to the increase in specialized computer equipment sales, (2) an increase in technical salaries costs for support of specialized computer equipment, and, (3) costs related to a new weekly compact disc music service for international markets which was introduced in July, 1994.

General and administrative costs increased as a result of (1) increased compensation, legal and other professional fees associated with the resignation of a director and officer of the Company in November, 1994, (2) relocation costs for executive and sales employees, and, (3) increased facilities and occupancy costs.

Selling costs declined due primarily to decreases in advertising and promotion expenditures and selling costs associated with radio station commercials produced for television broadcast, which were discontinued during the third quarter.

Other expenses increased as a result of one-time costs associated with the resignation of a director and officer of the Company in November, 1994 and provisions for loss on the sale of certain production equipment. Interest income increased as a result of increased levels of cash and investments balances.

                         PART II. OTHER INFORMATION

Item 1. Legal proceedings - Not applicable.

Item 2. Changes in securities - Not applicable.

Item 3. Defaults upon senior securities - Not applicable.

Item 4. Submission of matters to a vote of security holders - Not applicable.

Item 5. Other information - Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
MATERIAL CONTRACTS:
None.

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the period April 1, 1995 through June 30, 1995.


                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Dated: August 14, 1995

                                        TM CENTURY, INC.


                                        BY:/s/Lynne L. Mabry
                                           -------------------
                                        Lynne L. Mabry
                                        Chief Financial Officer
                                        (Principal Accounting Officer)


                                        BY:/s/Neil W. Sargent
                                           -------------------
                                        Neil W. Sargent
                                        Chief Executive Officer
                                        (Principal Executive Officer)