Form 10KSB
period 1995-09-30
TM CENTURY INC
filed 1995-12-28
CIK 754590

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 1995       Commission file No. 0-13167


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

Securities registered pursuant to Section 12(b) of the Exchange Act:        NONE

Securities registered pursuant to Section 12(g)
  of the Exchange Act:                              COMMON STOCK, $.01 PAR VALUE

Check whether the issuer (1) filed all reports required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB
/X/
The issuer's revenue for its most recent fiscal year was $7,627,994.

The aggregate market value of the voting stock held by non-affiliates of the issuer on December 18, 1995, based upon the average bid and asked prices of such stock on that date was $726,000. The number of issuer's shares of Common Stock outstanding as of December 18, 1995 was 2,537,193.

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company's 1996 Information Statement is incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one): Yes___ No   X

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

TM Century, Inc. (the "Company") is engaged primarily in the creation, production, marketing, and worldwide distribution of compact disc music libraries, production libraries, station identification jingles, computer software used in music scheduling, specialized computer equipment and software, and compact disc players for radio stations.

The Company (formerly TM Communications, Inc.) was incorporated as a Delaware corporation on May 2, 1984. In October 1990, the Company changed its name from TM Communications, Inc. to TM Century, Inc. following an August 1990 business combination transaction with Century 21 Programming, Inc. The Company's principal offices are located at 2002 Academy, Dallas, Texas
75234, and its telephone number is (214) 247-8850.

PRODUCTS

The Company creates, produces, markets, and distributes goods and services for radio stations worldwide. Products include special compilations of popular music on compact discs, instrumental backgrounds for commercials and sound effects (collectively, "music libraries"), station identification jingles, computer software used in music scheduling, specialized computer equipment and software, and compact disc players for radio stations.

Music libraries are sold on compact disc and include original recordings of background music and sound effects written and produced by the Company as sources of production material for radio stations ("production libraries"). Production libraries are available in a variety of musical styles and are used by radio stations as background music for contests, promotions and commercials. During 1995, the Company introduced a new production library designed specifically for country radio which will be sold on a market-exclusive basis. Music libraries also include compilations of copyrighted music of original artists sold in eight different music formats ("compact disc libraries"): Adult Contemporary, Easy Listening, Classic Hits, Country, Classic Rock, Contemporary Hit Radio, Urban, and Seventies Rock. The Company also provides a weekly service of new record releases on compact disc.

All products on compact disc are mastered by the Company on compact disc or PCM-1630 digital audio tape and replicated by several available suppliers of compact discs. The Company presently purchases compact discs and replication services from one significant supplier, Digital Audio Disc Corporation, which the Company believes provides high quality discs. Management believes that the loss of this source of supply would not cause any significant interruption of the Company's operations, as there are several alternative sources of compact discs and replication services available.

Due to the wide variety of music services in multiple formats offered by the Company on compact disc, a significant number of compact discs are maintained on the premises. The level of disc inventory is required to satisfy the shipping requirements of current sales.

Radio jingles provide short identity songs for radio stations that promote name recognition for the station. These are written and produced in the Company's studios and are provided to customers on analog or digital audio tape or compact disc.

Computer software is sold by the Company for use by customers in programming music play sequences and for automated music playback systems consisting of specialized software, computer equipment and compact disc players sold by the Company. Management believes these systems improve the quality and consistency of the customers' programming and enable customers to operate more efficiently by reducing the number of personnel required to operate a radio station. Certain compact disc equipment is purchased by the Company under dealer arrangements from outside manufacturers and modified for use with software programs marketed by the Company. The Company is undergoing discussions to terminate its agreement with its current supplier of computer software and negotiations with another supplier are expected to be finalized during the first quarter of fiscal year 1995. Management does not believe that the transition to the new software supplier will cause any interruption in the Company's ability to make timely delivery of products to its customers, nor does management believe that the loss of any of its sources of supply of computer hardware, software or compact disc equipment would cause any significant interruption of the Company's operations, as there are several alternative sources available for each of these items.

In May 1995, the Company discontinued production and marketing of radio station commercials for television broadcast. This product had been operating at a net loss for the past three fiscal years.

Set forth in the following tables are the Company's gross revenues (in thousands) by significant product category for the years ended September 30, 1995, 1994 and 1993.

  (DOLLAR AMOUNTS IN THOUSANDS)                     Period Ended
                                               1995     1994     1993
                                               ----     ----     ----
     BROADCAST SERVICES
     Music Libraries                         $4,451   $4,956    $5,683
     Radio Jingles                              939      974     1,142
     Software and Compact Disc Equipment      1,848    1,768     1,964
     Other (a)                                  390      463       298
                                             ------   ------    ------
     TOTAL                                   $7,628   $8,161    $9,087

(a)  Includes commercials for television broadcast.

MARKETING AND DISTRIBUTION

The Company currently sells and supplies its products and services to customers in the United States and Canada through its own sales staff in Dallas, Texas. Domestic and Canadian sales are made through telephone solicitation, advertising in trade magazines, and trade convention displays. The Company also sells its products through distribution arrangements with independent sales agents in the United Kingdom, Europe, Australia, Japan, the Commonwealth of Independent States (C.I.S.) and elsewhere. Products are shipped from the Company's headquarters to customers via mail and express delivery services.

Sales of music libraries are made primarily on an individual order basis or under three-year production library lease contracts with customers. The contracts call for 36 equal monthly payments by the purchaser. Weekly music services are sold under contracts of one month to three-year terms. The Company's other products are generally sold pursuant to individual orders.

CUSTOMERS

The Company's business is primarily dependent upon the radio broadcasting industry. The Company's revenues are generated from sales to customers in the United States and Canada, and from sales through agents of the Company in the United Kingdom, Europe, Australia, Japan, the C.I.S. and elsewhere. As of November, 1995, according to industry publications, approximately 12,000 radio stations were licensed by the Federal Communications Commission (FCC) for public broadcasting in the United States. Management believes that approximately 9,000 stations in the U.S. may require products and services of the type provided by the Company. Over 4,700 of such stations have purchased one or more of the Company's products within the past three years. Over 3,200 radio stations in approximately 70 countries outside of the United States have purchased the Company's products within the past three years. No single customer has accounted for more than 10% of the Company's revenues in any of the past three years. Gross revenues from foreign sales totaled $1,658,178, $1,793,817, and $2,064,192 for the years ended 1995, 1994 and
1993, respectively.

COMPETITION

The Company competes with several other music syndicators that provide either music libraries or radio jingle packages to the broadcast industry, and certain companies which provide music scheduling software or specialized computer software and equipment and compact disc players for radio stations; however, management believes the Company offers a broader array of broadcast products and services than any of its competitors. Competing radio program syndicators generally provide either jingles, production libraries, or music on tape, records, compact disc, or via satellite. Management believes the Company is one of the leading suppliers of radio music services and the largest supplier of radio music services on compact disc. The Company competes with several hundred jingle producers; however, management believes only a few specialize in radio station identification materials. Management believes the Company is the largest supplier of radio station identification jingles in the industry. Several dozen providers of production libraries compete with the Company, but most provide song-length instrumentals and only a few specialize in commercial length music. Management believes it is one of two major suppliers of production libraries to the radio industry. The Company's specialized computer equipment and software competes with numerous companies which offer similar products. While certain competing products may be considered to be equal in price or technical performance, management believes the Company also competes effectively on the basis of quality and creativity within each product line.

SEASONALITY

The Company is not subject to strong seasonal fluctuations. However, quarterly results are affected by the introduction of new products and timing of custom orders. Because profit margins on the Company's many products vary, the results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

TRADEMARKS AND COPYRIGHTS

The Company markets products under various names and trademarks which management believes provide the Company's products with international industry recognition. The Company holds numerous registered copyrights on sound recordings of original music and radio station jingles. Management believes its copyrights have significant value, as the Company derives a significant portion of its income from the licensed use of its sound recordings.

EMPLOYEES

As of December 1, 1995, the Company had 50 full-time employees.   The Company
also contracts with other personnel and subcontractors who provide creative talent for various projects on an as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal operations are conducted from a leased 46,645 square foot office and production facility located at 2002 Academy, Dallas, Texas. The facility is comprised of sales and administrative offices and recording studios. The facility is leased from unaffiliated third parties under a lease that expires on July 15, 2003. The lease may be extended at the Company's option for two additional five-year terms, subject to rental adjustments based on a formula related to fair market rental. Management believes that its existing facility and additional space currently under lease are sufficient for its existing activities and potential growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings that in management's opinion could result in a material adverse effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1995.



                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is thinly traded in the over-the-counter market under the symbol "TMCI". The following table sets forth, for the periods shown, the range of the high and low bid quotations for the Company's common stock in the over-the-counter market as reported by NASDAQ. Quotations are inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                           COMMON STOCK BID
                                       HIGH               LOW
                                      ------             -----
   Fiscal 1995:
                 1st Quarter          $1.88              $1.13
                 2nd Quarter           1.75               1.00
                 3rd Quarter           1.38                .63
                 4th Quarter           1.38                .88

   Fiscal 1994:
                 1st Quarter          $3.50               $2.00
                 2nd Quarter           3.00                2.50
                 3rd Quarter           3.63                2.25
                 4th Quarter           2.38                1.50

As of December 15, 1995 the Company had approximately 250 record owners and 700 beneficial owners of its common stock. The Company has not paid dividends on the common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

LIQUIDITY AND CAPITAL RESOURCES

The Company relies upon current sales of music libraries, jingles, and specialized computer equipment and software on terms of cash upon delivery for operating liquidity. Liquidity is also provided by monthly revenues under three-year contracts for production libraries and under weekly music service contracts having one month to three-year terms. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries, jingles, and specialized computer equipment and software and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements for the foreseeable future.

During fiscal 1995, the Company made $247,000 in capital expenditures for the purchase of property and equipment which compares to capital expenditures of $285,000 in 1994 and $465,000 in 1993. Capital expenditures in 1995 were primarily associated with the construction of additional leased office and production space completed in January, 1995 and upgrades of production equipment. Product development costs of $288,000 were incurred during fiscal 1995 for software development, new music libraries, and music library updates, which compares to product development expenditures of $234,000 in 1994 and $800,000 in 1993. Funds for operating needs, new product development, and capital expenditures for the year ended September 30, 1995 were provided from cash reserves. The Company has no significant commitments for capital expenditures in fiscal 1996. The Company is considering upgrading its computer hardware and software systems. If approved, by the Company's Board, the upgrade would probably be accomplished through a lease transaction at a cost of approximately $250,000 over 3 to 5 years with initial cash outlays of approximately $100,000 in fiscal year 1996. Product development expenditures are expected to be approximately $200,000 for fiscal 1996. Management anticipates that cash flow from operations, cash reserves, and funds available under the Company's line of credit will be sufficient to meet these capital requirements for fiscal 1996.

Effective February 28, 1995, the Company renewed its $300,000 revolving line of credit for a one-year term. Borrowings under the line of credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly, and the Company provides a negative pledge on all accounts, contract rights, and inventory of the Company. The line of credit, which bears a commitment fee of .5% per annum, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the line of credit during fiscal 1995 and no long-term borrowing is anticipated in the foreseeable future at the current levels of business operation.

RESULTS OF CONTINUING OPERATIONS

FISCAL 1995 COMPARED TO FISCAL 1994

Revenues decreased approximately 7% to $7.6 million in 1995 from $8.2 million in 1994. This overall decline was due primarily to a decrease in music library sales volume. The decline in music library sales resulted primarily from a decrease in sales of production libraries and compact disc libraries, partially offset by an increase in weekly music service revenues. Revenues from specialized computer equipment and software sales increased by 5% over the prior year. Revenues from radio jingles remained consistent.

As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats rather than from conversions to compact disc music delivery technology. Management believes that the decline in compact disc music library revenues may continue as the compact disc music library market has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. International markets have not reached maturity for compact disc technology, and the Company introduced two new weekly music services for international markets during fiscal 1994. Sales of weekly music services, both in the U.S. and in international markets, increased during fiscal 1995, partially offsetting the decrease in music library revenues.

Music library revenues may also be adversely affected as radio stations convert to new music delivery systems technology offered by competitors, such as computer hard drives which store music in a digital compression form. While digital compression does not provide the same quality of music as compact disc technology, an increasing number of radio stations are converting to or adding systems using digital compression technology. Although music libraries on compact disc can be transferred to hard drive systems, some of the Company's competitors are offering hard drives with pre-loaded music libraries. The Company has begun recording libraries in a hard drive format that can be easily converted into the most popular compression schemes. The Company is seeking arrangements to sell hard drives with pre-loaded music libraries to suppliers of hard drive systems.

The decrease in production library revenue resulted primarily from the expiration of three-year contracts entered into by the Company with customers in prior years. The decrease in revenues resulted from a reduced demand for new contracts and the nonrenewal of expired contracts in the United States. Although production library revenues may continue to decline as additional three-year contracts expire, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of new products as well as existing products. Renewals and new sales growth are subject to customer acceptance of the new products.

Revenues from specialized computer equipment and software sales increased due to the introduction of new versions of the company's automated playback equipment system in fiscal 1995. Revenues in this category were depressed in fiscal 1994 as the introduction of the new playback system was postponed due to delays in receipt of components from manufacturers and the development of certain enhancements to the system.

Commissions as a percentage of revenue increased due to changes in the product mix of new contracts entered into during the year as compared with the prior year. Increases were primarily due to increases in new contracts for weekly music services.

Production, programming and technical costs increased due to (1) an increase in production costs related to the newest version of the Company's automated music playback system, (2) an increase in technical salaries costs for support of automated music playback systems, and, (3) costs related to new weekly compact disc music services for international markets which was introduced in July, 1994 as well as increased volume for all weekly music services.

General and administrative costs increased as a result of (1) increased occupancy and facilities costs, (2) increased compensation, legal and other professional fees associated with the resignation of a director and officer of the Company in November, 1994, and, (3) relocation costs for executive and sales employees.

Selling costs declined due primarily to decreases in advertising and promotion expenditures.

In May 1995, the Company discontinued production and marketing of radio station commercials for television broadcast. This product had been operating a loss for the past three fiscal years. Operating losses for this product were $86,000, $143,000, and $123,000 on net revenues of $54,000,
$233,000, and $104,000 in 1995, 1994, 1993, respectively.  Other income
(expense) includes a loss on the sale of certain television production equipment.

During the fourth quarter 1995, the Company recorded a provision of $360,000 for product development costs associated with its audio visual production library. This production library, targeted to non radio customers, had been operating at a loss for the past three fiscal years. Operating losses for this product were $30,000, $48,000, and $112,000 on net revenues of $55,000, $37,000, and $0 in 1995, 1994, and 1993, respectively.

FISCAL 1994 COMPARED TO FISCAL 1993

Revenues decreased approximately 10% to $8.2 million in 1994 from $9.1 million in 1993. This decrease was due primarily to a decline in compact disc music library sales volume and prices and declines in production library, station identification jingles, specialized computer equipment and software sales volumes. Sales of weekly music services increased during fiscal 1994, partially offsetting the overall decrease in music library revenues.

The decrease in production library revenue resulted primarily from the expiration of three-year contracts entered into by the Company with customers in prior years. The decrease in revenues resulted from a reduced demand for new contracts and the nonrenewal of expired contracts in the United States.

The decline in specialized computer equipment and software sales was a result of a delay in completion of the newest version of the Company's automated music playback system due to additional enhancements deemed desirable and delays in receipt from manufacturers of product components.

Revenues from sales of station identification jingles declined approximately 15% compared to the prior year. This decline may be attributed to a decline in volume of new jingle products introduced during the year.

Commissions as a percentage of revenue remained consistent with the prior year.

Production, programming and technical costs increased due to (1) an increase in amortization expense related to development costs of a significant new production library which was introduced in January, 1993, (2) costs related to increased television commercial production for radio stations, and, (3) costs related to two new weekly compact disc music services for international markets which were introduced in October, 1993 and July, 1994.

General and administrative costs decreased as a result of (1) a decrease in facilities and occupancy costs following the Company's move to new facilities in July, 1993, (2) a decline in bad debt expense resulting from an increase in the level of cash sales as a percentage of total revenue and (3) a decrease in profits-based bonus compensation costs.

Selling costs increased approximately 10% due to increased advertising and promotional costs associated with new products and corporate image campaigns.

Depreciation expense increased as a result of significant property and equipment purchases made in connection with the move of the Company to new facilities in July, 1993.

Interest income decreased as a result of declining interest rates and a decrease in the balance of receivables from financed music library sales.

Interest expense decreased as a result of the repayment of long-term debt in November, 1993.

Other income increased as a result of the sales of certain excess equipment, partially offset by a loss on the sale of net assets under lease.

ACCOUNTING MATTERS

The Financial Accounting Standards Board ("FASB") periodically issues accounting standards which may affect the financial accounting or disclosures of the Company. Accounting standards that have been issued, but not yet adopted by the Company, would not have a material effect on the financial position or results of operations of the Company.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated December 1, 1995, included elsewhere in this report are incorporated by reference in answer to this Item 7.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is contained under the heading "Information Concerning the Directors and Executive Officers" in the Company's 1996 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Executive Compensation" in the Company's 1996 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the heading "Voting Securities and Principal Stockholders" in the Company's 1996 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the heading "Executive Compensation" in the Company's 1996 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
 3  (a) Certificate of Incorporation and By-Laws (1)
    (b) Certificate of Merger: Video Image Inc. and TM Communications, Inc.
        (1)
    (c) Certificate of Merger: TM Communications, Inc. and Century 21 Programming, Inc. (Exhibit 3(c)) (2)
    (d) Certificate of Amendment of Certificate of Incorporation of TM Century, Inc. effective March 27, 1992. (Exhibit 1) (3) (March 31,
        1992)

10  Material Contracts:

    (a) Loan and Security Agreement and Term Note among Merrill Lynch
        Business Financial Services and TM Communications, Inc. and subsidiaries dated August 31, 1990 (Exhibit 10(q)) (2)
    (b) Agreement for Sale of Stock, Secured Note, Security Agreement,
        Pledge Agreement, and Guaranty dated January 1, 1991, from TF Productions to TM Century, Inc. (Exhibits 1-3) (3) (December 30, 1990)
    (c)*Long Term Performance Incentive Plan of TM Century, Inc. dated
        December 3, 1991. (Exhibit 10(bb))(4)
    (d) Amendment No. 1 to Term Note and Amendment No. 2 to Loan and
        Security Agreement dated February 26, 1992 among Merrill Lynch
        Business Financial Services Inc. and TM Century, Inc. and subsidiaries. (Exhibit 2) (3) (March 31, 1992)
    (e) WCMA Line of Credit Extension Letter Agreement by and between
        Merrill Lynch Business Financial Services Inc. and TM Century,
        Inc. dated April 21, 1994. (Exhibit 2) (3) (March 31, 1994)

    (f) WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated January 16, 1995.

    (g) Agreement dated November 30, 1994 between TM Century, Inc. and
        P. Craig Turner regarding Mr. Turner's resignation as President and Chief Executive Officer and director of the Registrant. (Exhibit 10.1) (6)
    (h)*TM Century, Inc. Bonus Plan for Executive Management dated October 1, 1992 (Exhibit 10(j)) (5)
    (i) Lease Agreement, dated as of April 23, 1993 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc.
        (Exhibit 1) (3) (March 31, 1993)
    (j)*Consulting Agreement between TM Century, Inc. and Marjorie L. McIntyre dated July 5, 1993. (Exhibit 1) (3) (June 30, 1993)
    (k) Purchase and Sale Agreement by and between Merriman Patrick Turner Productions, Inc. and TM Century, Inc. dated March 29, 1994.
        (Exhibit 1) (3) (March 31, 1994)
    (l) First Amendment of Lease, dated as of August 22, 1994 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit 10(m)) (7)
    (m)*Consulting Agreement between TM Century, Inc. and Carol M. Peek dated January 27, 1995. (Exhibit 1) (3) (December 31, 1994)
    (n)*Employment Agreement between TM Century, Inc. and Neil W. Sargent dated March 22, 1995. (Exhibit 1) (3) (March 31, 1995)
    (o) Distribution agreement between TM Century, Inc. and Radio Express, Inc. dated November 1, 1992.

Notes to Exhibits:
       (1) Incorporated by reference to the similarly-numbered exhibit to the Registration Statement on Form S-18 (No. 2-93588-FW), filed October 2, 1984, as amended.
       (2) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1990, as amended.
       (3) Incorporated by reference to the indicated exhibit to the Quarterly Report on Form 10-Q for the indicated period, of the Registrant.
       (4) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991.
       (5) Incorporated by reference to the indicated exhibit to the Current Report on Form 10-K dated September 30, 1992, of the Registrant.
       (6) Incorporated by reference to the indicated exhibit to the Current Report on Form 8-K dated November 30, 1994, of the Registrant.
       (7) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1994.

* The documents filed or incorporated by reference as Exhibits
  10(c), (h), (j), (m) and (n) hereto constitute management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1995.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Dated: December 28, 1995

                                        TM CENTURY, INC.


                                        BY: /s/JANETTE WILLIAMS
                                        ------------------------
                                        Janette Williams
                                        Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                             DATE:

/s/ JANETTE WILLIAMS                                          December 28, 1995
--------------------
JANETTE WILLIAMS, Chief Accounting Officer
(Principal financial and accounting officer)


/s/ NEIL W. SARGENT                                           December 28, 1995
-------------------
NEIL W. SARGENT, President and Chief Executive Officer
(Principal executive officer)


/s/ MARJORIE L. MCINTYRE                                      December 28, 1995
------------------------
MARJORIE L. MCINTYRE, Chairman of the Board of Directors


/s/ ANN ARMSTRONG BELLOWS                                     December 28, 1995
-------------------------
ANN ARMSTRONG BELLOWS, Director


/s/ DONALD E. LATIN                                           December 28, 1995
-------------------
DONALD E. LATIN, Director

                                 TM CENTURY, INC.

                          INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS:

Independent Auditors' Report                                     13

Balance Sheets, September 30, 1995 and 1994                      14

Statements of Operations for the Years Ended
 September 30, 1995, 1994 and 1993                               15

Statements of Stockholders' Equity for the Years Ended
 September 30, 1995, 1994 and 1993                               16

Statements of Cash Flows for the Years Ended September 30,
 1995, 1994 and 1993                                             17

Notes to Financial Statements                                    18

INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors of TM Century, Inc.:

We have audited the balance sheets of TM Century, Inc. (the "Company"), as of September 30, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Dallas, Texas
December 1, 1995

                                TM CENTURY, INC.
                                 BALANCE SHEETS
                          SEPTEMBER 30, 1995 AND 1994


                                     ASSETS

                                                                     1995                 1994
                                                                 ------------         -----------
CURRENT ASSETS
  Cash                                                           $   245,812          $  746,912
  Accounts and notes receivable
    less allowances of $112,000 and $102,000, respectively           915,798             660,524
  Inventories, net                                                 1,654,197           1,538,480
  Federal income taxes receivable                                    132,220              99,594
  Deferred federal income taxes                                      166,063              34,704
  Prepaid expenses                                                    22,976              54,949
                                                                 ------------         ----------
    TOTAL CURRENT ASSETS                                           3,137,066           3,135,163

PROPERTY AND EQUIPMENT                                             1,878,452           1,691,367
  Less accumulated depreciation                                   (1,016,452)           (817,441)
                                                                 ------------         -----------
    NET PROPERTY AND EQUIPMENT                                       862,000             873,926

INVENTORIES - NONCURRENT, NET                                        587,217           1,034,290
OTHER ASSETS                                                          16,388              44,182
                                                                 ------------         -----------
  TOTAL                                                           $4,602,671          $5,087,561
                                                                 ------------         -----------
                                                                 ------------         -----------


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $   205,082         $   109,594
  Accrued expenses                                                   201,456             170,798
  Deferred revenue                                                     -                  32,461
  Customer deposits                                                  151,502             166,555
                                                                 ------------        ------------
    TOTAL CURRENT LIABILITIES                                        558,040             479,408

DEFERRED REVENUE                                                       -                   6,758
CUSTOMER DEPOSITS - NONCURRENT                                       204,093             188,117
DEFERRED FEDERAL INCOME TAXES                                         75,510              61,071
                                                                 ------------        ------------
    TOTAL LIABILITIES                                                837,643             735,354

STOCKHOLDERS'  EQUITY
  Common stock, $.01 par value; authorized 7,500,000 shares;
    2,970,481 shares issued                                           29,705              29,705
  Paid-in capital                                                  2,275,272           2,275,273
  Treasury stock - at cost, 433,288 shares                        (1,250,316)         (1,250,316)
  Retained earnings                                                2,710,367           3,297,545
                                                                 ------------        ------------
    TOTAL STOCKHOLDERS' EQUITY                                     3,765,028           4,352,207
                                                                 ------------        ------------
  TOTAL                                                          $ 4,602,671         $ 5,087,561
                                                                 ------------        ------------
                                                                 ------------        ------------


                       See notes to financial statements

                                TM CENTURY, INC.
                           STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993



                                               1995                 1994               1993
                                            ----------          ----------         ----------
REVENUES                                    $7,627,994          $8,161,623         $9,086,675
  Less commissions                             603,175             597,199            644,682
                                            ----------          ----------         ----------
          NET REVENUES                       7,024,819           7,564,424          8,441,993
                                            ----------          ----------         ----------

COSTS AND EXPENSES
  Production, programming and technical
   costs                                     4,107,727           3,934,759          3,775,854
  General and administrative                 2,620,739           2,417,874          2,703,696
  Selling                                      556,411             772,339            715,062
  Depreciation                                 203,293             200,339            190,971
  Discontinued product development costs       360,000                   0                  0
                                            ----------          ----------         ----------
          TOTAL                              7,848,170           7,325,311          7,385,583
                                            ----------          ----------         ----------

OPERATING INCOME (LOSS)                       (823,351)            239,113          1,056,410

OTHER INCOME (EXPENSE)
  Interest income                               14,857              15,649             26,846
  Interest expense                                   0                (720)           (19,435)
  Other                                        (34,590)              8,266            (28,465)
                                            ----------          ----------         ----------
          TOTAL                                (19,733)             23,195            (21,054)
                                            ----------          ----------         ----------

INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES                                 (843,084)            262,308          1,035,356

PROVISION (BENEFIT) FOR INCOME TAXES
  Current                                     (134,220)             53,738            283,353
  Deferred                                    (121,686)             39,276            (12,909)
                                            ----------          ----------         ----------
          TOTAL                               (255,906)             93,014            270,444
                                            ----------          ----------         ----------

NET INCOME (LOSS)                            ($587,178)        $   169,294         $  764,912
                                            ----------          ----------         ----------
                                            ----------          ----------         ----------

NET INCOME (LOSS) PER COMMON SHARE              ($0.23)              $0.07              $0.30
                                            ----------          ----------         ----------
                                            ----------          ----------         ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                2,537,193           2,537,193          2,542,278
                                            ----------          ----------         ----------
                                            ----------          ----------         ----------

                        See notes to financial statements

                              TM CENTURY, INC.
                     STATEMENTS OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                           COMMON STOCK
                                     ----------------------
                                      NUMBER OF                   ADDITIONAL      TREASURY          RETAINED
                                       SHARES        AMOUNT    PAID-IN CAPITAL      STOCK           EARNINGS
                                     ----------     -------    ---------------   -----------       ----------
Balance September 30, 1992           2,970,488      $29,705      $2,275,280      $(1,235,316)      $2,363,339

Payment for Fractional Shares               (5)                          (4)

Acquisition of Treasury Stock                                                        (15,000)

Net Income                                                                                            764,912
                                     ---------      -------      ----------      -----------       ----------
Balance September 30, 1993           2,970,483       29,705       2,275,276       (1,250,316)       3,128,251

Payment for Fractional Shares               (2)                          (3)

Net Income                                                                                            169,294
                                     ---------      -------      ----------      -----------       ----------
Balance September 30, 1994           2,970,481       29,705       2,275,273       (1,250,316)       3,297,545

Payment for Fractional Shares                                            (1)

Net Loss                                                                                             (587,178)
                                     ---------      -------      ----------      -----------       ----------
Balance September 30, 1995           2,970,481      $29,705      $2,275,272       (1,250,316)      $2,710,367
                                     ---------      -------      ----------      -----------       ----------
                                     ---------      -------      ----------      -----------       ----------




                               See notes to financial statements

                              TM CENTURY, INC.
                          STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                                    1995           1994            1993
                                                                 ---------      ---------      ----------
OPERATING ACTIVITIES:
  Net Income                                                     $(587,178)     $ 169,294      $  764,912
  Adjustments to reconcile net income
    to net cash provided by operations:
    Depreciation                                                   203,293        200,339         190,971
    Amortization                                                   832,682        457,338         396,336
    Deferred income taxes                                         (116,920)        39,276         (12,909)
    Provision for doubtful accounts                                 79,000         95,930         226,006
    Gain on sale of U.S. Treasuries                                 (7,639)
    Loss (gain) on disposition of property and equipment            25,668         (8,266)         28,465
    Gain on settlement of capital lease and notes payable              -              -           (26,152)
    Accretion of discounts                                            (215)        (4,038)        (18,737)
    Payments received on installment receivables                    12,874         58,065         227,093
    Changes in operating assets and liabilities:
        Accounts receivable                                       (367,632)        47,336          80,110
        Inventories                                               (473,471)      (305,485)     (1,085,155)
        Prepaid expenses                                            31,973        (22,793)         33,520
        Accounts payable and accrued expenses                      126,146       (221,472)        166,781
        Federal income taxes receivable/payable                    (32,626)       122,926        (215,999)
        Deferred revenue                                           (39,219)       (29,704)        (31,540)
        Customer deposits                                              923         70,591         (87,449)
                                                                 ---------      ---------      ----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                       (312,341)       669,337         636,253
                                                                 ---------      ---------      ----------
INVESTING ACTIVITIES:
  (Decrease) increase in long-term liabilities                         -           (9,337)          9,751
  Decrease (increase) in other assets                                  (61)        10,160          (8,446)
  Purchases of property and equipment                             (247,035)      (285,166)       (464,903)
  Purchase of U.S. Treasuries                                     (292,361)
  Proceeds from sale of U.S. Treasuries                            300,000
  Principal payments received on notes receivable                   20,699         16,271          19,273
  Principal payments received from lease of
    property and equipment                                             -           12,046          41,176
  Proceeds from sale of net assets under lease                         -          150,000             -
  Proceeds from sale of property and equipment                      30,000         31,857         126,276
                                                                 ---------      ---------      ----------
  NET CASH USED IN INVESTING ACTIVITIES                           (188,758)       (74,169)       (276,873)
                                                                 ---------      ---------      ----------
FINANCING ACTIVITIES:
  Fractional shares paid to stockholders                                (1)            (3)             (4)
  Borrowings under revolving line of credit                            -              -            49,406
  Principal payments on revolving line of credit                       -              -           (49,406)
  Principal payments on long-term debt
    and capital lease obligations                                                 (50,000)       (341,932)
                                                                 ---------      ---------      ----------
  NET CASH USED IN FINANCING ACTIVITIES                                 (1)       (50,003)       (341,936)
                                                                 ---------      ---------      ----------
INCREASE (DECREASE) IN CASH                                       (501,100)       545,165          17,444

CASH AT BEGINNING OF PERIOD                                        746,912        201,747         184,303
                                                                 ---------      ---------      ----------
CASH AT END OF PERIOD                                            $ 245,812      $ 746,912      $  201,747
                                                                 ---------      ---------      ----------
                                                                 ---------      ---------      ----------


                               See notes to financial statements

                               TM CENTURY, INC.
                        NOTES TO FINANCIAL STATEMENTS


1.  THE COMPANY

TM Century, Inc. (the Company) is primarily engaged in the creation, production, marketing, and distribution of goods and services for radio stations worldwide. Products include special compilations of popular music on compact discs, sound effects, station identification jingles, computer software used in music scheduling, specialized computer equipment and software, and compact disc players for radio stations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

INVENTORIES

Inventories created by the Company or purchased for resale are carried at the lower of cost or market, as follows:

     MUSIC LIBRARIES - The Company produces music compilations and background music libraries which are provided to radio stations under one-year to three-year lease contracts or under buyout arrangements. The costs to develop the libraries are amortized on a straight-line basis over three to five years. Current music update services are charged to expense in the period in which incurred. The portion of libraries expected to be amortized within one year is included in current assets.

     IDENTIFICATION JINGLES - Jingles provide short identity songs to radio stations in order to promote name recognition. The costs to produce custom jingles are expensed upon delivery of the product.

     MUSIC SCHEDULING SOFTWARE - The Company creates and markets software to radio stations for use in programming music play sequences. The capitalized software development costs are amortized on a straight-line basis over three years.

     COMPACT DISC EQUIPMENT - Equipment inventory purchased by the Company under dealer arrangements is charged to cost of sales under the specific identification method.

REVENUE RECOGNITION

Revenues are recognized as follows:

     LIBRARY LEASE CONTRACTS - Monthly upon delivery of the product in accordance with the terms of the lease contracts.

     LIBRARY BUYOUTS - Upon delivery of the product.

     IDENTIFICATION JINGLES - Upon delivery of the product.

     MUSIC SCHEDULING SOFTWARE - Monthly in accordance with the terms of the lease contracts.

     COMPACT DISC EQUIPMENT - Upon delivery of the product.

PROPERTY AND EQUIPMENT

Expenditures for additions, renewals, and betterments are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation and amortization are computed on the straight-line method based upon the estimated useful lives of the assets or the applicable minimum lease term if shorter, as follows:

     Office furniture and equipment     5 to 7 years
     Production equipment               7 to 10 years
     Leasehold improvements             5 to 10 years


INCOME TAXES

Deferred income taxes are provided, when applicable, on temporary differences between the recognition of income and expense for tax and for financial accounting purposes in accordance with Statement of Financial Accounting Standards No. 109.

NET INCOME (LOSS) PER SHARE

Net income (loss) per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive, outstanding during the periods.

3.  LEASE OF ASSETS AND SERVICE AGREEMENT

On November 1, 1990, the Company executed a financing lease agreement for the sale of certain property and equipment to a company owned by three former officers and directors of the Company (the group). The lease was payable in eighty-four monthly installments of $6,435 including interest at 11%, and granted the group an option to purchase such property and equipment at the fair market value at the end of the lease.

On March 29, 1994, the Company executed a Purchase and Sale Agreement for the sale of the property and equipment previously leased under the financing lease agreement. The financing lease agreement was terminated by all parties upon payment to the Company of $150,000 by the group on March 29, 1994. A loss on the sale of $6,800 is included in the financial statements for the fiscal year ended September 30, 1994.

4.  INVENTORY

Inventories consisted of the following at September 30, 1995 and 1994:


                                    1995            1994
                                 -----------    -----------
     Music libraries             $ 2,857,366    $ 2,648,363
     Compact discs                   960,182        880,875
     Software                        471,738        422,882
     Identification jingles                0         91,541
     Compact disc equipment          357,479        251,174
     Other                                 0          6,334
                                 -----------    -----------
       Total cost                $ 4,646,765    $ 4,301,169
     Accumulated amortization     (2,405,351)    (1,728,398)
                                 -----------    -----------
       Inventories, net          $ 2,241,414    $ 2,572,770
                                 -----------    -----------
                                 -----------    -----------

5.  PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 1995 and 1994:


                                         1995              1994
                                       ------------      -----------
     Office furniture & equipment      $    666,338      $   614,896
     Production equipment                   867,448          832,901
     Leasehold improvements                 344,666          243,570
                                       ------------      -----------
       Total                           $ 1,878,452       $ 1,691,367
                                       ------------      -----------
                                       ------------      -----------


6.  LONG-TERM DEBT

Effective February 28, 1995, the Company renewed its $300,000 revolving line of credit for a one-year term. Borrowings under the line of credit bear a fluctuating interest rate of prime (8.75% at September 30, 1995) plus 1.5%, payable monthly and the Company provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. The line of credit, which bears a commitment fee of .5% per annum, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the line of credit during the fiscal year ended September 30, 1995.

The Company paid no interest on notes payable and long-term debt during the fiscal year ended September 30, 1995 and paid $720 and $19,435 of interest during the years ended September 30, 1994 and 1993, respectively.

7.  INCOME TAXES

Differences between the statutory federal income tax rate and the effective rate for the years ended September 30, 1995, 1994 and 1993 are as follows:

                                                    1995       1994     1993
                                                   ------     -----    -----
     Income tax provision at statutory rate        (35.0%)     35.0%    35.0%
     Effect of graduated tax rates                   1.0       (1.0)    (1.0)
     Effect of carryback of net operating
       losses                                        5.3
     Recognition of deferred tax benefits
       originating in prior years                                       (6.0)
     Other                                          (1.7)       1.5     (1.8)
                                                   ------     -----    -----
                                                   (30.4%)     35.5%    26.2%
                                                   ------     -----    -----
                                                   ------     -----    -----

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) effective October 1, 1993, and there was no material impact on income as a result of adoption of the new standard. Prior years' financial statements have not been restated to apply SFAS 109.

Deferred income taxes are provided, when applicable, for all significant temporary differences by the liability method, whereby deferred tax assets and liabilities are determined by the tax laws and statutory rates in effect at the balance sheet date. Temporary differences which give rise to deferred taxes include basis differences of property and equipment, accelerated tax depreciation in excess of book depreciation, and valuation allowances provided in excess of amounts deductible for tax purposes. Under the provisions of SFAS 109, recognition of deferred tax assets is permitted for such amounts which can be carried forward to future periods. The Company has recorded a deferred tax asset of $166,000 reflecting the benefit of $360,000 in net operating losses which is available for carryforward until 2008. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At September 30, 1995, for income tax purposes, the Company has approximately $460,000 of capital losses which are available for carryforward until 1996.

The Company made no income tax payments during fiscal 1995 and 1994 and made income tax payments of $575,850 during fiscal 1993. The Company received $10,000, $73,000 and $111,542 of income tax refunds during 1995, 1994 and
1993, respectively.

8.  COMMITMENTS AND CONTINGENCIES

LEASES

Future minimum lease payments under operating leases with initial lease terms in excess of one year are as follows:

         1996                                    244,884
         1997                                    279,876
         1998                                    279,876
         1999                                    291,534
         2000                                    326,508
         Thereafter                              925,106
                                             -----------
         Future minimum lease payments       $ 2,347,784
                                             -----------
                                             -----------

The Company leases its facilities under a ten-year lease which began July 15, 1993. The lease may be renewed at the Company's option for two additional five-year periods at an amount approximating fair market value.

Rent expense under operating leases was $226,851, $184,258, and $211,324 for 1995, 1994, and 1993, respectively.

EMPLOYMENT AGREEMENTS

Effective April 1995, the Company entered into a three-year employment contract with an executive officer and director of the Company which provides for a base annual salary of $180,000 and eligibility to participate in the Company's Bonus Plan.

In September 1992, the Company entered into a three-year employment contract effective July 7, 1992 with an executive officer and director of the Company which provided for a base annual salary of $156,000, future compensation reviews, and eligibility to participate in the Company's Bonus Plan. In July, 1993, the officer's base annual salary was increased to $172,000 and increased to $200,000 in October, 1993. In November 1994, the officer resigned as President, Chief Executive Officer, and Director of the Company. In connection with his resignation the Company paid this former officer $60,000 on December 1, 1994 and $25,000 on December 1, 1995 in consideration for his one-year limited non-compete agreement and general release.

The Company has consulting agreements with certain members and former members of the Board of Directors. The compensation expensed was $160,000, $120,000 and $168,000 in 1995, 1994 and 1993, respectively. Aggregate commitments for future salaries under these employment agreements is $235,000.

9.  ROYALTY AND SALES REPRESENTATION AGREEMENTS

In 1990, the Company acquired rights to sell a radio programming software product for which royalties of 50-65% are payable by the Company on sales as collected. Royalties under this agreement totaled $313,210, $308,429, and $262,018 in 1995, 1994 and 1993, respectively.

The Company has an agreement with a production company whereby the production company is entitled to a 50% royalty on sales of a production library which it developed for the Company. Royalties under this agreement totaled $51,026, $131,117, and $170,821 in 1995, 1994, and 1993, respectively.

10.  DISCONTINUED PRODUCT DEVELOPMENT COSTS

During the fourth quarter 1995, the Company recorded a provision of $360,000 for product development costs associated with its audio visual music production library. This production library, targeted to non radio customers, had been operating at a loss for the past three fiscal years. Operating losses for this product were $30,000, $48,000, and $112,000 on net revenues of $55,000, $37,000, and $0 in 1995, 1994, and 1993, respectively.

11.  EQUITY

STOCK OPTIONS

On December 3, 1991, the Board of Directors approved a Long Term Incentive Plan (the "Plan") which provides for grants of Incentive Stock Options to selected employees and for grants of Nonqualified Stock Options to any persons who in the opinion of the Board of Directors perform significant services on behalf of the Company. Each member of the Compensation Committee who is not an employee or full-time consultant of the Company is automatically granted in December of each year, commencing in 1991, for five years (but only for so long as he or she remains a member of the Compensation Committee), a Nonqualified Stock Option for 2,500 shares. The maximum number of shares which may be issued pursuant to the exercise of options under the Plan was 187,500 shares. Effective October 28, 1993, the Board of Directors approved an amendment to the Plan which increased the total number of shares which may be issued to 250,000 shares of common stock.

The option price of Incentive Stock Options is not less that the fair market value of the common stock at the date of grant. All outstanding Incentive Stock Options vest over a period of five years from the date of grant.

The option price of outstanding Nonqualified Stock Options is $1.20 per share. All outstanding Nonqualified Stock Options are 20% vested upon grant, 50% vested after year one, and 100% vested after two years.

Option information for the fiscal year ended September 30, 1995:


   At September 30, 1995            Option Price per Share    Number of Shares
   ---------------------            -----------------------   ----------------
   Options outstanding:
    Incentive                            $1.125 - $2.50           190,000
    Nonqualified                              $1.20                20,000
   Options exercisable:
    Incentive                            $1.125 - $2.50            65,000
    Nonqualified                              $1.20                13,500

  Options granted during the year: 125,000
  Options exercised during the year: None

                              INDEX TO EXHIBITS


EXHIBIT NO.       DESCRIPTION
-----------       -----------
  10(f)           WMCA Line of Credit Extension Letter Agreement by and
                  between Merrill Lynch Business Financial Services Inc. and
                  TM Century, Inc. dated January 16, 1995.

  10(o)           Distribution agreement between TM Century, Inc. and Radio
                  Express, Inc. dated November 1, 1992.