Form 10QSB
period 1995-12-31
TM CENTURY INC
filed 1996-02-14
CIK 754590

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549


                                  FORM 10-QSB



  /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


            For the quarterly period ended: December 31, 1995


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

The number of issuer's shares of Common Stock outstanding as of January 31, 1996 was 2,537,193.

Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                               ---     ---

                               TM CENTURY, INC.

                                BALANCE SHEETS

             DECEMBER 31, 1995 (UNAUDITED) AND SEPTEMBER 30, 1995

                                    ASSETS


                                                                 DECEMBER 31,   SEPTEMBER 30,
                                                                     1995            1995
                                                                 ------------   -------------
CURRENT ASSETS
  Cash                                                           $  265,709      $  245,812
  Accounts and notes receivable
    less allowances of $107,000 and $112,000, respectively          696,143         915,798
  Inventories, net                                                1,608,220       1,654,197
  Federal income taxes receivable                                   132,220         132,220
  Deferred federal income taxes                                     153,434         166,063
  Prepaid expenses                                                   30,341          22,976
                                                                 ----------      ----------
    TOTAL CURRENT ASSETS                                          2,886,067       3,137,066

PROPERTY AND EQUIPMENT                                            1,890,759       1,878,452
  Less accumulated depreciation                                  (1,067,265)     (1,016,452)
                                                                 ----------      ----------
    NET PROPERTY AND EQUIPMENT                                      823,494         862,000

INVENTORIES - NONCURRENT, net                                       531,940         587,217
OTHER ASSETS                                                         15,388          16,388
                                                                 ----------      ----------
  TOTAL                                                          $4,256,889      $4,602,671
                                                                 ----------      ----------
                                                                 ----------      ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $  115,101      $  205,082
  Accrued expenses                                                  139,801         201,456
  Customer deposits                                                  17,981         151,502
                                                                 ----------      ----------
    TOTAL CURRENT LIABILITIES                                       272,883         558,040

CUSTOMER DEPOSITS - noncurrent                                      152,714         204,093
DEFERRED FEDERAL INCOME TAXES                                        50,791          75,510
                                                                 ----------      ----------
    TOTAL LIABILITIES                                               476,388         837,643

STOCKHOLDERS'  EQUITY
  Common stock, $.01 par value; authorized 7,500,000 shares;
    2,970,481 shares issued                                          29,705          29,705
  Paid-in capital                                                 2,275,272       2,275,272
  Treasury stock - at cost, 433,288 shares                       (1,250,316)     (1,250,316)
  Retained earnings                                               2,725,840       2,710,367
                                                                 ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                                    3,780,501       3,765,028
                                                                 ----------      ----------
  TOTAL                                                          $4,256,889      $4,602,671
                                                                 ----------      ----------
                                                                 ----------      ----------




                  See notes to interim financial statements.

                               TM CENTURY, INC.

          STATEMENTS OF OPERATIONS AND RETAINED EARNINGS (UNAUDITED)

            FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994


                                                      1995           1994
                                                   ----------      ----------
REVENUES                                           $1,515,943      $2,059,388
  Less Commissions                                    114,678         161,903
                                                   ----------      ----------
           NET REVENUES                             1,401,265       1,897,485
                                                   ----------      ----------

COSTS AND EXPENSES:
  Production, programming and technical costs         750,263       1,072,150
  General and administrative                          529,139         726,836
  Selling                                              70,169         204,243
  Depreciation                                         50,813          54,710
                                                   ----------      ----------
           TOTAL                                    1,400,384       2,057,939
                                                   ----------      ----------
OPERATING INCOME (LOSS)                                   881        (160,454)
OTHER INCOME (EXPENSES):
  Interest income                                       2,569           5,664
  Other                                                   (67)         (8,922)
                                                   ----------      ----------
           TOTAL                                        2,502          (3,258)
                                                   ----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES                       3,383        (163,712)

INCOME TAX (BENEFIT) PROVISION:
  Current                                               -             (45,059)
  Deferred                                            (12,090)         (8,463)
                                                   ----------      ----------
           TOTAL                                      (12,090)        (53,522)
                                                   ----------      ----------
NET INCOME (LOSS)                                   $  15,473      ($ 110,190)


RETAINED EARNINGS, BEGINNING OF PERIOD              2,710,367       3,297,545
                                                   ----------      ----------
RETAINED EARNINGS, END OF PERIOD                   $2,725,840      $3,187,355
                                                   ----------      ----------
                                                   ----------      ----------

NET INCOME (LOSS) PER COMMON SHARE                      $0.01          ($0.04)
                                                   ----------      ----------
                                                   ----------      ----------

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                         2,537,193       2,537,193
                                                   ----------      ----------
                                                   ----------      ----------





                  See notes to interim financial statements.

                               TM CENTURY, INC.

                    STATEMENTS OF CASH FLOWS (UNAUDITED)

            FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                               1995           1994
                                                            ---------       ---------
OPERATING ACTIVITIES:
  Net Income (Loss)                                         $  15,473       $(110,190)
  Adjustments to reconcile net income (loss)
    to net cash (used in) provided by operations:
    Depreciation                                               50,813          54,710
    Amortization                                               92,906         103,463
    Deferred income taxes                                     (12,090)         (8,463)
    Provision for doubtful accounts                            24,000          15,000
    Payments received on installment receivables               -                5,550
    Changes in operating assets and liabilities:
        Accounts receivable                                   191,231          (7,170)
        Inventories                                             8,348        (148,104)
        Prepaid expenses and other assets                      (6,365)         (4,860)
        Accounts payable and accrued expenses                (151,636)        122,192
        Federal income taxes receivable/payable                -              (45,059)
        Deferred revenue                                       -              (10,305)
        Customer deposits                                    (184,899)        (32,007)
                                                            ---------       ---------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          27,781         (65,243)
                                                            ---------       ---------

INVESTING ACTIVITIES:
  Purchase of U.S. Treasury Securities                         -             (294,423)
  Decrease in other assets                                     -                  (61)
  Purchases of property and equipment                         (12,307)        (88,997)
  Principal payments received on notes receivable               4,423           4,326
                                                            ---------       ---------
  NET CASH USED IN INVESTING ACTIVITIES                        (7,884)       (379,155)
                                                            ---------       ---------
INCREASE (DECREASE) IN CASH                                    19,897        (444,398)

CASH AT BEGINNING OF PERIOD                                   245,812         746,912
                                                            ---------       ---------

CASH AT END OF PERIOD                                        $265,709        $302,514
                                                            ---------       ---------
                                                            ---------       ---------

                    See notes to interim financial statements.

                               TM CENTURY INC.

                    NOTES TO INTERIM FINANCIAL STATEMENTS

                         DECEMBER 31, 1995 AND 1994

1. BASIS OF PRESENTATION

The interim financial statements of TM Century, Inc. (the "Company") at December 31, 1995, and for the three months ended December 31, 1995 and 1994, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1995 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1995. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1995 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended December 31, 1995 are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

Option information for the quarter ended December 31, 1995:

     At December 31, 1995            Option Price per Share    Number of Shares
     --------------------            ----------------------    ----------------
     Options outstanding:
       Incentive                         $1.125 - $2.50             160,000
       Nonqualified                           $1.20                  25,000
     Options exercisable:
       Incentive                         $1.125 - $2.50              59,375
       Nonqualified                           $1.20                  18,500

     Options granted during the quarter: 5,000
     Options exercised during the quarter: None

3. INCOME TAXES

Deferred income taxes are provided, when applicable, on temporary differences between the recognition of income and expense for tax and for financial accounting purposes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Temporary differences which give rise to deferred taxes include basis differences of property and equipment, accelerated tax depreciation in excess of book depreciation, and valuation allowances provided in excess of amounts deductible for tax purposes. Under the provisions of SFAS 109, recognition of deferred tax assets is permitted for such amounts which can be carried forward to future periods. The Company has recorded a deferred tax asset of $153,000 reflecting the benefit of $340,000 in net operating losses which is available for carryforward until 2008. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

4.  SUBSEQUENT EVENTS

On February 9, 1996 the Company entered into a five year marketing agreement with Electronic Data Systems Corporation ("EDS"), which provides the Company with the exclusive right to distribute and sublicense the EDS Vamos/CoStar hard disk audio storage and retrieval system to radio stations within the United States and its territories. The Vamos/CoStar system is a collection of integrated software applications that allows a broadcaster to digitally record and edit material for distribution within a facility on a local area network (LAN) or to remote sites via a wide area network (WAN). The growing trend to multi-station facilities and the expansion of broadcast groups allow broadcasters to take advantage of the cost savings of consolidation and the marketing opportunities of multimedia technologies. The agreement provides exclusive distribution rights to the Company through December 31, 2000, subject to meeting certain annual performance goals. The Company also anticipates entering into service agreements with end users of the Vamos/CoStar system. EDS, which is headquartered in Plano, Texas, a suburb of Dallas, is recognized world wide as a leader in data management and services.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company relies upon current sales of music libraries, jingles, and specialized computer equipment and software on terms of cash upon delivery for operating liquidity. Liquidity is also provided by monthly revenues under three-year contracts for production libraries and under weekly music service contracts having one month to three-year terms. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries, jingles, and specialized computer equipment and software and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal year 1996.

During the quarter, the Company made capital expenditures of $12,000 for the purchase of property and equipment and incurred product development costs of $40,000 for software development, new music libraries, and music library updates. Funds for operating needs, new product development, and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Management anticipates that cash flow from operations, cash reserves, and funds available under the Company's line of credit will be sufficient to meet these capital requirements at least through the end of fiscal year 1996. The Company has received approval from the Company's Board to upgrade its computer hardware and software systems. The upgrade is estimated to cost approximately $500,000 and is expected to be financed through a capital lease obligation over a period of three years. The Company currently has no significant capital commitments.

The Company has a $300,000 revolving line of credit with a bank in which the Company provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. Borrowings under the line of credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The line of credit, which bears a commitment fee of .5% per annum, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the line of credit during the quarter. The line of credit is expected to be renewed on February 28, 1996.

RESULTS OF CONTINUING OPERATIONS

Revenues declined approximately 26% in the three month period ended December 31, 1995 as compared to the same period for the previous year. The decrease was due primarily to a decline in specialized computer equipment sales volume. Revenues also declined due to declines in compact disc music library sales volume and prices and declines in production library and station identification jingle sales. Sales of weekly music services increased during the period partially offsetting the overall decrease in music library revenues.

Management believes that the decline in specialized computer equipment sales was due to a restructuring of the marketing staff in the first quarter of fiscal 1996 to create a separate technical sales department.

During January 1996, the Company finalized discussions to terminate its agreement with its previous supplier of computer software used by customers in programming music play sequences and for automated music playback systems. Negotiations with another supplier were finalized in the second quarter of fiscal year 1996. Due to the difficulty in transitioning customers to a new software, revenues from software sales are expected to be below 1995 levels for the remainder of fiscal year 1996. Revenues of computer software comprised 7% of revenues during fiscal year 1995.

As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats rather than from conversions to compact disc music delivery technology. Management believes that the decline in compact disc music library revenues may continue as the compact disc music library market has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. International markets have not reached maturity for compact disc technology. Sales of weekly music services, both in the U.S. and in international markets, increased during the quarter, partially offsetting the decrease in music library revenues.

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

Production, programming and technical costs decreased as the result of restructuring and cost reduction measures which were undertaken during the second quarter of fiscal year 1995. This included a reduction of personnel and other cost cutting measures as well as the discontinuation of unprofitable product lines.

Selling costs decreased due to decreases in advertising and promotion expenses as well as convention and convention-related advertising expenses incurred in October of the prior year.

General and administrative costs decreased as a result of restructuring and cost reduction measures discussed above and compensation, legal and other professional fees associated with the resignation of a director and officer of the Company in November, 1994.

Other expenses decreased as a result of one-time costs associated with the resignation of a director and officer of the Company in November, 1994.

                         PART II. OTHER INFORMATION

Item 1. Legal proceedings - Not applicable.

Item 2. Changes in securities - Not applicable.

Item 3. Defaults upon senior securities - Not applicable.

Item 4. Submission of matters to a vote of security holders - Not applicable.

Item 5. Other information - Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
MATERIAL CONTRACTS:
1. Software Remarketing Agreement between Electronic Data Systems Corporation and TM Century, Inc. dated February 9, 1996.

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the period October 1, 1995 through December 31, 1995.

                                 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Dated: February 14, 1996

                                   TM CENTURY, INC.


                                   BY: /s/ JANETTE L. WILLIAMS
                                      -------------------------------
                                          Janette L. Williams
                                       Chief Accounting Officer
                                    (Principal Accounting Officer)


                                   BY: /s/ NEIL W. SARGENT
                                      -------------------------------
                                           Neil W. Sargent
                                       Chief Executive Officer
                                    (Principal Executive Officer)