Form 10QSB
period 1996-03-31
TM CENTURY INC
filed 1996-05-14
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                          				 Washington, DC  20549


                         				      FORM 10-QSB


      	      X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                    			   SECURITIES EXCHANGE ACT OF 1934


             		    For the quarterly period ended: March 31, 1996


            		  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE


                          				     EXCHANGE ACT

                  			      Commission file No. 0-13167


                                TM CENTURY, INC.
	       (Exact name of small business issuer as specified in its charter)


	       Delaware                                       73-1220394
	    (State of incorporation)        (IRS Employer Identification  No.)


	    2002 Academy, Dallas, Texas                          75234
	    (Address of principal executive offices)           (Zip Code)

	    Issuer's telephone number:                       (214) 247-8850
	    Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
	    to such filing requirements for the past 90 days. Yes   X
	    No___


	    The number of issuer's shares of Common Stock outstanding as of April 30, 1996 was 2,537,193.

	    Transitional Small  Business  Disclosure  Format (check  one):
	    Yes__ No X

                        				   TM CENTURY, INC.
				                            Balance Sheets
		                March 31, 1996 (Unaudited) and September 30, 1995


                              					ASSETS

                                          						      March 31,  September 30,
					                                                  	1996         1995
 CURRENT ASSETS
    Cash                                             $ 331,811   $  245,812
    Accounts and notes receivable
      less allowances of $111,000 and $112,000         764,090      915,798
    Inventories, net                                 1,551,748    1,654,197
    Federal income taxes                               132,220      132,220
    Deferred federal income taxes                      156,509      166,063
    Prepaid expenses                                    31,651       22,976
                                         						    ------------   ----------
      TOTAL CURRENT ASSETS                           2,968,029    3,137,066

 PROPERTY AND EQUIPMENT                              1,897,131    1,878,452
    Less accumulated depreciation                   (1,114,827)  (1,016,452)
                                            			    ------------  -----------
      NET PROPERTY AND EQUIPMENT                       782,304      862,000

 INVENTORIES - NONCURRENT                              472,375      587,217
 OTHER ASSETS                                           15,388       16,388
                                         						    ------------  -----------
    TOTAL                                           $4,238,096   $4,602,671


                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURENT LIABILITIES
    Accounts payable                                $  169,997   $  205,082
    Accrued expenses                                   135,117      201,456
    Customer deposits                                   40,508      151,502
                                         						     ----------    ---------
      TOTAL CURRENT LIABILITIES                        345,622      558,040

 CUSTOMER DEPOSITS - noncurrent                        156,489      204,093
 DEFERRED FEDERAL INCOME TAXES                          46,212       75,510
				                                          	     ----------    ---------
      TOTAL LIABILITIES                                548,323      837,643

 STOCKHOLDERS'  EQUITY
    Common stock, $.01 par value; authorized 7,500,000 shares;
      2,970,481 shares issued                           29,705       29,705
    Paid-in capital                                  2,275,272    2,275,272
    Treasury stock - at cost, 433,288 shares        (1,250,316)  (1,250,316)
    Retained earnings                                2,635,112    2,710,367
                                          					     ----------   ----------
      TOTAL STOCKHOLDERS' EQUITY                     3,689,773    3,765,028
                                          					     ----------   ----------
     TOTAL                                           $4,238,096  $4,602,671

		     See notes to interim  financial statements.

                                   TM CENTURY, INC.
	               	Statements of Operations and Retained Earnings (Unaudited)
	                  For the Three Months Ended March 31, 1996 and 1995



                                         						     1996           1995
  REVENUES                                       $1,718,845    $ 2,188,220
     Less Commissions                               279,483        382,470
                                         						 -----------     ----------
            NET REVENUES                          1,439,362      1,805,750

  COSTS AND EXPENSES:
     Production, programming and technical costs    712,189      1,087,803
     General and administrative                     659,685        680,698
     Selling                                        120,394        151,882
     Depreciation                                    47,562         46,049
                                          				  -----------      ---------
       	    TOTAL                                 1,539,830      1,966,432

  OPERATING LOSS                                   (100,468)      (160,682)
  OTHER INCOME (EXPENSES):
     Interest income                                  2,086          2,190
     Other                                                 -       (15,000)
                                          						 -----------      ----------
       	    TOTAL                                     2,086        (12,810)

  LOSS BEFORE INCOME TAXES                          (98,382)      (173,492)

  INCOME TAX (BENEFIT) PROVISION:
     Current                                               -       (64,406)
     Deferred                                        (7,654)         7,178
                                               	 ------------     ----------
	           TOTAL                                    (7,654)       (57,228)

  NET LOSS                                        ($ 90,728)     ($116,264)


  RETAINED EARNINGS, BEGINNING OF PERIOD          2,725,840      3,187,354
	                                          					 -----------   ------------
  RETAINED EARNINGS, END OF PERIOD               $2,635,112     $3,071,090

  NET LOSS PER COMMON SHARE                          ($0.04)        ($0.05)
                                          					 ============   ===========
  WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                    2,537,193      2,537,193


              		   See notes to interim financial statements.


                              				TM CENTURY, INC.
	           	Statements of Operations and Retained Earnings (Unaudited)
		               For the Six Months Ended March 31, 1996 and 1995



                                               							1996           1995

    REVENUES                                       $3,473,561     $4,476,290
       Less Commissions                               632,934        773,055
                                           					   ----------      ---------
	          NET REVENUES                             2,840,627      3,703,235
    COSTS AND EXPENSES:
       Production, programming and technical costs  1,462,452      2,160,660
       General and administrative                   1,188,824      1,406,828
       Selling                                        190,564        356,125
       Depreciation                                    98,375        100,759
						                                             ----------      ---------
	             TOTAL                                 2,940,215      4,024,372

    OPERATING LOSS                                    (99,588)      (321,137)

    OTHER INCOME (EXPENSES):
       Interest income                                  4,656          7,854
       Other                                              (67)       (23,922)
                                            				   -----------     ----------
	             TOTAL                                     4,589        (16,068)

    LOSS BEFORE INCOME TAXES                          (94,999)      (337,205)

   INCOME TAX BENEFIT:
       Current                                               -      (109,465)
       Deferred                                       (19,744)        (1,285)
                                          						    ----------      ---------
	             TOTAL                                   (19,744)      (110,750)

    NET LOSS                                        ($ 75,255)    ($ 226,455)


    RETAINED EARNINGS, BEGINNING OF PERIOD          2,710,367      3,297,545
                                          						    ---------      ---------
    RETAINED EARNINGS, END OF PERIOD               $2,635,112     $3,071,090
					                                          	  ===========    ===========
    NET LOSS PER COMMON SHARE                          ($0.03)        ($0.09)
			                                            	  ===========    ===========
    WEIGHTED AVERAGE NUMBER OF
      COMMON SHARES OUTSTANDING                     2,537,193      2,537,193



                       		See notes to interim financial statements.


                         				      TM CENTURY, INC.
			                    Statements of Cash Flows (Unaudited)
		                For the Six Months Ended March 31, 1996 and 1995


                                       				      1996          1995
 OPERATING ACTIVITIES:
	  Net Loss                                  ($75,255)    ($226,455)
	  Adjustments to reconcile net income
	     to net cash provided by (used in) operations:
	     Depreciation                             98,375       100,759
	     Amortization                            188,638       217,873
	     Deferred income taxes                   (19,744)       (6,385)
	     Provision for doubtful accounts          42,000        30,000
	     Payments received on installment receiv       -         9,075
	     Changes in operating assets and liabilities:
		         Accounts receivable                105,284       (33,077)
		         Inventories                         28,654      (418,259)
		         Prepaid expenses and other assets   (7,675)        3,053
		         Accounts payable and accrued expen(101,424)      190,379
		         Federal income taxes receivable/pa       -        (4,365)
		         Deferred revenue                         -       (12,954)
		         Customer deposits                 (158,598)      (43,888)
						                                    ------------   ----------
	  NET CASH FROM OPERATING ACTIVITIES         100,255      (194,244)

 INVESTING ACTIVITIES:
	  Purchase of U.S. Treasury Securities             -      (294,423)
	  (Increase) decrease in other assets              -           (61)
	  Purchases of property and equipment        (18,679)     (202,905)
	  Principal payments received on notes recei   4,423         8,597
						                                     -----------   -----------
	  NET CASH USED IN INVESTING ACTIVITIES      (14,256)     (488,792)

 FINANCING ACTIVITIES:
	  Fractional shares paid to stockholders           -            (1)
						                                     -----------    ----------
	  NET CASH USED IN FINANCING ACTIVITIES            0            (1)

      INCREASE (DECREASE) IN CASH              85,999      (683,037)

     CASH AT BEGINNING OF PERIOD              245,812       746,912
                                   						  -----------   ----------
     CASH AT END OF PERIOD                   $331,811       $63,875


            		     See notes to interim financial statements.




                  				    TM CENTURY INC.

             			 NOTES TO INTERIM FINANCIAL STATEMENTS

	                    	MARCH 31, 1996 AND 1995

	    1. BASIS OF PRESENTATION

	    The interim financial statements of TM Century, Inc. (the "Company") at March 31, 1996, and for the three and six months ended March 31, 1996 and 1995, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1995 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1995. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1996 presentation.

	    The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended March 31, 1996 are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

	    Option information for the quarter ended March 31, 1996:

	       At March 31, 1996    Option Price     Number of
				                           per Share       Shares
	   Options outstanding:
		      Incentive             $1.0625 - $2.50   185,000
     	  Nonqualified             $1.20           25,000
	   Option  exercisable:
		       Incentive             $1.125 - $2.50    64,375
			      Nonqualified             $1.20          18,500

    Options granted during the quarter: 25,000
	   Options exercised during the quarter: None



	    3. INCOME TAXES

	    Deferred  income  taxes  are  provided,  when  applicable,   on
	    temporary differences  between  the recognition  of income  and
	    expense for tax and for financial accounting purposes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Temporary differences which give rise
	    to deferred taxes include basis differences of property and equipment, accelerated tax depreciation in excess of book depreciation, and valuation allowances provided in excess of
	    amounts deductible for tax purposes.   Under the provisions of
	    SFAS 109, recognition of deferred tax assets is permitted for such amounts which can be carried forward to future periods. The Company has recorded a deferred tax asset of $157,000 reflecting the benefit of $340,000 in net operating losses
	    which is available for  carryforward until 2008.   Realization
	    is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not
	    that all  of the  deferred tax  asset will  be realized.   The
	    amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

	    4.  RENEWAL OF LINE CREDIT

	    Effective February 28, 1996, the Company renewed its $300,000 revolving line of credit (the "Line of Credit") for a one year term. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly , and the Company provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. The Line of Credit, which bears a commitment fee of .5% per annum, is renewable annually, subject to the consent of both parties.
	    No borrowings were drawn under the Line of Credit during the six months ended March 31, 1996. Refer to discussion in subsequent event below.

	5.  EDS AGREEMENT

	    On February 9, 1996 the Company entered into a five year marketing agreement with Electronic Data Systems Corporation ("EDS"), which provides the Company with the exclusive right
	    to distribute and sublicense  the EDS CoSTAR Trademark "(TM)"
	    hard   disk audio  storage  and  retrieval   system to  radio
	    stations within the United States and its territories. The CoSTAR(TM) system is a collection of integrated software
	    applications that  allows  a broadcaster  to  digitally   record
	    and edit material for distribution within a facility on a local area network (LAN) or to remote sites via a wide area network (WAN). The growing trend to multi-station facilities and the expansion of broadcast groups allow broadcasters to take advantage of the cost savings of consolidation and the
	    marketing  opportunities  of   multimedia technologies.  The
	    agreement provides exclusive distribution rights to the Company through December 31, 2000, subject to meeting certain annual
	    performance  goals.   The Company also anticipates entering into
	    service agreements with end users of the CoSTAR(TM) system. The CoSTAR(TM) system is not expected to impact revenues until the first quarter of fiscal 1997 due to further development needs and support systems.

	    6.  SUBSEQUENT EVENT

	    In May 1996 the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems. The lease will have a term of three years and will be backed by a letter of credit in the amount of $200,000.
	    The letter of credit reduces the availability under the Company's revolving Line of Credit from $300,000 to $100,000. The cost of the project is estimated at $500,000 and is anticipated to be completed by the end of the fiscal year.

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

	    LIQUIDITY AND CAPITAL RESOURCES

	    The Company relies upon current sales of music libraries, jingles, and specialized computer equipment and software on
	    terms  of cash  upon   delivery  for   operating  liquidity.
	    Liquidity is also provided by monthly revenues under three-year contracts for production libraries and under weekly music service contracts having one month to three-year terms. The Company is obligated to provide music updates throughout the contract terms for its weekly music service contracts. Sales of music libraries, jingles, and specialized computer equipment and software and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal year 1996.

	    During the six months ended March 31, 1996, the Company made capital expenditures of $19,000 for the purchase of property and equipment and incurred product development costs of $76,000 for software development, new music libraries, and music library updates. Funds for operating needs, new product development and capital expenditures, for the period were
	    provided from cash reserves.   The Company's  expenditures for
	    property, equipment, and development of new products are discretionary. In May 1996 the Company entered into a lease
	    agreement for the  financing of  an upgrade  of   its  computer
	    hardware and software systems, which is anticipated to be completed by the end of the fiscal year. The cost of the project is estimated at $500,000, payable over the term of the lease at an effective interest rate of approximately 8.5% . The term of the lease will be three years and the lease will be backed by a letter of credit in the amount of $200,000.
	    The letter  of  credit  reduces  the  availability  under  the
	    Company's revolving Line   of  Credit   from   $300,000  to
	    $100,000.  Management anticipates that cash flow from operations
	    and cash reserves  will  be   sufficient to meet these capital
	    requirements at least through the end of fiscal year 1996.

	    The Company's revolving Line of Credit with a bank provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly The Line of Credit, which bears a commitment fee of 0.5% per annum, is renewable annually, subject to the consent of both parties. The Line of Credit was renewed effective February 28, 1996. No borrowings were drawn under the Line of Credit during the quarter.


	    RESULTS OF CONTINUING OPERATIONS

	    Comparison of the Three Month Periods Ended March 31, 1995 and
	    1996

	    Revenues declined approximately 21% in the three month period ended March 31, 1996 as compared to the same period for the previous year. The decrease was due primarily to a decline in compact disc music library sales prices and declines in production library, and specialized computer equipment and software sales volume.

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

	    Management believes that the decline in specialized computer equipment sales was the result of the training time devoted by the technical sales force to the new EDS CoSTAR(TM) hard disc audio storage and retrieval system. The CoSTAR(TM) system is not expected to impact revenues until the first quarter of fiscal 1997 due to further development needs and support systems.

	    The decline in software revenue was due to the change in the software supplier and the difficulty in transitioning customers to a new software. During January 1996, the Company's agreement with its previous supplier of computer software used by customers in programming music play sequences and for automated music playback systems was terminated. Negotiations with another supplier were finalized in the second quarter of fiscal year 1996. Due to the difficulty in transitioning customers to a new software, revenues from software sales are expected to be below 1995 levels for the remainder of fiscal year 1996. Revenues of computer software comprised 7% of revenues during fiscal year 1995.

	    Production, programming and technical costs decreased as the result of restructuring and cost reduction measures which were initiated during the second quarter of fiscal year 1995. This included a reduction of personnel and other cost cutting measures as well as the discontinuation of unprofitable product lines.

	    General and administrative costs also decreased as a result of restructuring and cost reduction measures these. This decrease was partially offset by a settlement of approximately
	    $60,000 with  a long distance service  carrier   relating to
	    long distance calls fraudulently charged to the Company's toll free telephone numbers. The Comapany has taken steps to prevent the occurence of such fraud in the future. The Company has discontinued its toll free telephone numbers and has experienced no reduction in incoming sales calls.

	    Selling costs decreased due to decreases in advertising and promotion expenses.

	    Other expenses decreased as a result of a provision for loss on the sale of certain production equipment in fiscal year 1995.

	    Comparison of the Six  Month Periods Ended March  31, 1995 and
	    1996

	    Revenues declined approximately 22% in the six month period ended December 31, 1995 as compared to the same period for the previous year. The decrease was due primarily to a decline in
	    specialized  computer  equipment  sales  volume.    Management
	    believes that the decline in specialized computer equipment sales was due primarily to a restructuring of the marketing staff in the first quarter of fiscal 1996 to create a separate technical sales department and to the training time devoted by
	    the   technical sales  force to  the  new EDS CoSTAR(TM)  hard
	    disc   audio  storage  and   retrieval  system.   Revenues also
	    declined due to declines in compact disc music library sales volume and prices and declines in production library and station identification jingle sales. Refer to discussion above concerning compact disc music libraries and production libraries for the three month period ended March 31, 1996. Sales of weekly music services increased during the period partially offsetting the overall decrease in music library revenues.

	    Production, programming and technical costs decreased as the result of restructuring and cost reduction measures discussed above for the three month period ended March 31, 1996.

	    Selling costs decreased due to decreases in advertising and promotion expenses as well as convention and convention-related advertising expenses incurred in October of the prior year.

	    General and administrative costs decreased as a result of the restructuring and cost reduction measures discussed above and compensation, legal and other professional fees associated with the resignation of a director and officer of the Company in November, 1994.

	    Other expenses decreased as a result of one-time costs associated with the resignation of an officer of the Company in November, 1994.

                			      PART II. OTHER INFORMATION

	    Item 1. Legal proceedings - Not applicable.

	    Item 2. Changes in securities - Not applicable.

	    Item 3. Defaults upon senior securities - Not applicable.

	    Item 4. Submission of matters to a vote of security holders The holders of approximately 68% of the outstanding common stock of the Company, by written consent executed as of February 23, 1996 in accordance with Delaware law, (i) re-elected each of the four directors of the Company, Neil W. Sargent, Marjorie L. McIntyre, Ann Armstrong Bellows and Donald E. Latin, and (ii) approved the appointment of Deloitte & Touche as the Company's independent public accountants for the fiscal year ending September 30, 1996. The Company did not solicit proxies or consents in connection therewith.

	    Item 5. Other information - Not applicable.

	    Item 6. Exhibits and Reports on Form 8-K

	    (a) Exhibits
	    Material Contracts:
	    1. WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated March 18, 1996.

	    (b) Reports on Form 8-K
	    No reports on Form 8-K were filed by the Company during the three month period ending March 31, 1996

                 				      SIGNATURES

	    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

					       Dated: May 14, 1996

					       TM CENTURY, INC.


					       BY:/s/Janette L. Williams
					       Janette L. Williams
					       Chief Accounting Officer
					       (Principal Accounting Officer)


					       BY:/s/Neil W. Sargent
					       Neil W. Sargent
					       Chief Executive Officer
					       (Principal Executive Officer)