Form 10QSB
period 1996-06-30
TM CENTURY INC
filed 1996-08-14
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549


                             FORM 10-QSB



          X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                   SECURITIES EXCHANGE ACT OF 1934


            For the quarterly period ended: June 30, 1996



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

The number of issuer's shares of Common Stock outstanding as of July 31, 1996 was 2,537,193.

Transitional Small Business Disclosure  Format (check one): Yes___  No_X_

                            TM CENTURY, INC.
                             Balance Sheets
            June 30, 1996 (Unaudited) and September 30, 1995

                      ASSETS                June 30, 1996     Sept 30, 1995
CURRENT ASSETS
  Cash                                            $ 327,885    $ 245,812
  Accounts and notes receivable
     less allowances of $120,000 and                663,374      915,798
     $112,000, respectively
  Inventories, net                                1,477,931    1,654,197
  Federal income taxes receivable                     -          132,220
  Deferred federal income taxes                     159,425      166,063
  Prepaid expenses                                   48,331       22,976

       TOTAL CURRENT ASSETS                       2,676,946    3,137,066


PROPERTY AND EQUIPMENT                            2,292,799    1,878,452
    Less accumulated depreciation                (1,140,022)  (1,016,452)

     NET PROPERTY AND EQUIPMENT                   1,152,777      862,000

INVENTORIES - NONCURRENT, net                       413,524      587,217
OTHER  ASSETS                                        15,388       16,388

   TOTAL                                         $4,258,635   $4,602,671


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 $ 90,187    $ 205,082
  Current portion of obligation
      under capital lease                           121,303        -
  Accrued expenses                                  155,072      201,456
  Customer deposits                                  24,078      151,502

     TOTAL CURRENT LIABILITIES                      390,640      558,040

OBLIGATION UNDER CAPITAL LEASE                      279,215        -
CUSTOMER DEPOSITS - noncurrent                      157,261      204,093
DEFERRED FEDERAL INCOME TAXES                        63,421       75,510

     TOTAL LIABILITIES                              890,537      837,643

STOCKHOLDERS'  EQUITY
  Common stock, $.01 par value; authorized
  7,500,000 shares; 2,970,481 shares issued          29,705       29,705
  Paid-in capital                                 2,275,272    2,275,272
  Treasury stock - at cost, 433,288 shares       (1,250,316)  (1,250,316)
  Retained earnings                               2,313,437    2,710,367

     TOTAL STOCKHOLDERS' EQUITY                   3,368,098    3,765,028

  TOTAL                                          $4,258,635   $4,602,671

                            TM CENTURY, INC.
       Statements of Operations and Retained Earnings (Unaudited)
           For the Three Months Ended June 30, 1996 and 1995

                                                   1996          1995
REVENUES                                        $1,583,184    $1,899,776
  Less Commissions                                 298,589       363,322

        NET REVENUES                             1,284,595     1,536,454


COSTS AND EXPENSES:
  Production, programming and technical costs      762,376       946,086
  General and administrative                       646,034       673,055
  Selling                                           79,671       112,742
  Depreciation                                      62,095        50,831

        TOTAL                                    1,550,176     1,782,714

OPERATING LOSS                                    (265,581)     (246,260)

OTHER INCOME (EXPENSES):
  Interest income                                   3,922          6,713
  Interest expense                                 (1,624)          -
  Other                                           (40,836)        (9,000)

         TOTAL                                    (38,538)        (2,287)


LOSS BEFORE INCOME TAXES                         (304,119)      (248,547)

INCOME TAX (BENEFIT) PROVISION:
  Current                                                -       (73,450)
  Deferred                                         17,556         10,205

         TOTAL                                     17,556        (63,245)


NET LOSS                                     ($   321,675)   ($  185,302)


RETAINED EARNINGS, BEGINNING OF PERIOD          2,635,112      3,071,090

RETAINED EARNINGS, END OF PERIOD               $2,313,437     $2,885,788


NET LOSS PER COMMON SHARE                          ($0.13)        ($0.07)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     2,537,193      2,537,193

                            TM CENTURY, INC.
       Statements of Operations and Retained Earnings (Unaudited)
            For the Nine Months Ended June 30, 1996 and 1995
                                                    1996          1995
REVENUES                                       $5,062,216     $6,368,224
  Less Commissions                                936,995      1,128,535

         NET REVENUES                           4,125,221      5,239,689

COSTS AND EXPENSES:
  Production, programming and technical costs   2,224,828      3,104,179
  General and administrative                    1,834,859      2,082,450
  Selling                                         270,234        468,867
  Depreciation                                    160,470        151,590

         TOTAL                                  4,490,391      5,807,086

OPERATING LOSS                                   (365,170)      (567,397)

OTHER INCOME (EXPENSES):
  Interest income                                   8,579         14,567
  Interest expense                                 (1,691)         -
  Other                                           (40,836)       (32,922)

         TOTAL                                    (33,948)       (18,355)


LOSS BEFORE INCOME TAXES                         (399,118)      (585,752)

INCOME TAX (BENEFIT) PROVISION:
  Current                                             -         (182,915)
  Deferred                                         (2,188)         8,920

         TOTAL                                     (2,188)      (173,995)

NET LOSS                                      ($  396,930)   ($  411,757)

RETAINED EARNINGS, BEGINNING OF PERIOD          2,710,367      3,297,545

RETAINED EARNINGS, END OF PERIOD               $2,313,437     $2,885,788

NET LOSS PER COMMON SHARE                          ($0.16)        ($0.16)

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                     2,537,193      2,537,193

                            TM CENTURY, INC.
                  Statements of Cash Flows (Unaudited)
            For the Nine Months Ended June 30, 1996 and 1995
                                                  1996           1995
OPERATING ACTIVITIES:
  Net Loss                                      ($396,930)     ($411,757)
  Adjustments to reconcile net income
     to net cash provided by
     (used in) operations:
     Depreciation                                 160,470        151,590
     Amortization                                 287,677        372,705
     Deferred income taxes                         (5,451)       (32,645)
     Provision for doubtful accounts               60,000         35,000
     Loss on disposition of property
        and equipment                              40,836           -
     Write-off of inventory                        29,935           -
     Payments received on installment
        receivables                                   -           12,600
     Changes in operating assets and liabilities:
         Accounts receivable                      188,000       (116,253)
         Inventories                               17,157       (526,124)
         Prepaid expenses and other assets        (24,355)        19,796
         Accounts payable and accrued expenses   (161,279)       203,755
         Federal income taxes receivable/payable  132,220        (47,406)
         Customer deposits                       (174,256)      (120,234)
  NET CASH PROVIDED BY (USED IN) OPERATING
   ACTIVITIES                                     154,024       (458,973)

INVESTING ACTIVITIES:
  Purchase of U.S. Treasury Securities                -         (294,423)
  Proceeds from sale of U.S. Treasury Securities      -          294,423
  Principal payments on
     capital lease obligation                     (25,630)          -
  Purchases of property and  equipment            (50,744)      (210,764)
  Principal payments received
     on notes receivable                            4,423         12,953

  NET CASH USED IN INVESTING  ACTIVITIES          (71,951)      (197,811)

FINANCING ACTIVITIES:
  Fractional shares paid to stockholders              -             (1)

  NET CASH USED IN FINANCING ACTIVITIES               -             (1)


INCREASE (DECREASE) IN CASH                        82,073       (656,785)

CASH AT BEGINNING OF PERIOD                       245,812        746,912

CASH AT END OF PERIOD                            $327,885        $90,127

Supplemental disclosures:
  Cash paid for interest                           $1,624            -
  Noncash investing and financing activities:
     Capital lease obligation incurred           $426,149            -

                NOTES TO INTERIM FINANCIAL STATEMENTS

                        JUNE 30, 1996 AND 1995

1. BASIS OF PRESENTATION

The interim financial statements of  TM Century, Inc. (the Company)
at June 30, 1996, and for the three and nine months ended June 30, 1996 and 1995, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1995 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1995. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1996 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine months ended June 30, 1996 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2. STOCK OPTION PLAN

On December 3, 1991, the Board of Directors approved a Long Term Incentive Plan (the Plan) which provides for grants of Incentive
Stock Options to selected employees and for grants of Nonqualified Stock Options to any persons who in the opinion of the Board of Directors perform significant services on behalf of the Company. Each member of the Compensation Committee who is not an employee or full-time consultant of the Company is automatically granted in December of each year, commencing in 1991, for five years (but only for so long as he or she remains a member of the Compensation Committee), a Nonqualified Stock Option for 2,500 shares. The maximum number of shares which may be issued pursuant to the exercise of options under the Plan was 187,500 shares. Effective October 28, 1993, the Board of Directors approved an amendment to the Plan which increased the total number of shares which may be issued to 250,000 shares of common stock.

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

Option information for the quarter ended June 30, 1996:

   At June 30, 1996         Option Price      Number of
                              per Share          Shares
   Options outstanding:
      Incentive          $1.0625 - $2.50         210,000
      Nonqualified            $1.20               25,000
   Options exercisable:
      Incentive          $1.0625 - $2.50          84,375
      Nonqualified            $1.20               18,500

  Options granted during the quarter: 25,000
  Options exercised during the quarter: None

3. INCOME TAXES

Deferred income taxes are provided, when applicable, on temporary differences between the recognition of income and expense for tax and for financial accounting purposes in accordance with Statement of
Financial Accounting  Standards  No.  109  (SFAS 109).    Temporary
differences  which  give   rise  to  deferred   taxes  include   basis
differences of property and equipment, accelerated tax depreciation in excess of book depreciation, and valuation allowances provided in excess of amounts deductible for tax purposes. Under the provisions of SFAS 109, recognition of deferred tax assets is permitted for such amounts which can be carried forward to future periods. The Company has recorded a deferred tax asset of approximately $160,000 reflecting
the  benefit of aproximately  $350,000 in net operating  losses   which
is  available  for carryforward until  2008.  Realization is  dependent
on  generating sufficient  taxable   income  prior   to  expiration  of
the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset
will be realized.   The amount  of the deferred  tax asset  considered
realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

4.  RENEWAL OF LINE OF CREDIT

Effective February 28, 1996, the Company renewed its $300,000 revolving line of credit (the Line of Credit) for a one-year term. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly, and the Company provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. The Line of Credit, which bears a commitment fee of .5% per annum, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the Line of Credit during the nine months ended June 30, 1996. In conjunction with the Company's leasing arrangement discussed below, a letter of credit in the amount of $200,000 was issued which reduces the availability under the Company's Line of Credit to $100,000.

5.  EDS AGREEMENT

On February 9, 1996 the Company entered into a five year marketing agreement with Electronic Data Systems Corporation (EDS), which provides the Company with the exclusive right to distribute and sublicense the EDS CoSTAR(TM) hard disk audio storage and retrieval system to radio stations within the United States and its territories.
The CoSTAR(TM) system is a collection of integrated software applications that allows a broadcaster to digitally record and edit material for distribution within a facility on a local area network (LAN) or to
remote sites via  a wide  area network (WAN).   The  growing trend  to
multi-station facilities and the expansion of broadcast groups allow broadcasters to take advantage of the cost savings of consolidation
and the  marketing  opportunities  of multimedia  technologies.    The
agreement  provides  exclusive  distribution  rights  to  the  Company
through  December  31,  2000,   subject  to  meeting  certain   annual
performance goals. The Company also anticipates entering into service agreements with end users of the CoSTAR(TM) system. The CoSTAR(TM) system is not expected to impact revenues until fiscal year ending September
30, 1997 due to further development needs and support systems. Developments necessary to market the product have been started by EDS.

6.  LEASES


In May 1996 the Company entered into a capital lease agreement for the financing of the upgrade of its computer hardware and software
systems.    Costs financed  on the  project as  of June  30, 1996  were approximately $400,000. The total cost of the project is estimated at $500,000 and is anticipated to be completed by the end of the next fiscal year. The lease is backed by a $200,000 letter of credit which must be renewed annually subject to the renewal of the Company's Line of Credit. The requirement under the lease of the letter of credit will be reviewed on an annual basis. The lease has a term of three years and contains an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the
end of the initial term.   Property leased under the capital lease  is
included in property and equipment and amortized over the life of the lease. Amortization of the lease of approximately $12,000 for the nine months ended June 30, 1996 is included in depreciation expense.

Future minimum lease payments under the lease as of June 30, 1996 are as follows:

     Fiscal
     1996                              39,038
     1997                             155,204
     1998                             155,204
     1999                              90,536

     Total minimum lease payments     439,982

     Less amount representing
       interest                       (39,463)


     Net present value of minimum
       lease payments                $400,519

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

During the nine months ended June 30, 1996, the Company made capital expenditures of $32,000 for the purchase of property and equipment and incurred product development costs of $112,000 for software development, new music libraries, and music library updates. Funds for operating needs, new product development, and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. In May 1996 the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems, which is anticipated to be completed by the end of the next fiscal year. The cost of the project is estimated at $500,000, of which approximately $400,000 has been financed as of June 30, 1996. The term of the lease is three years and the lease is backed by a letter of credit in the amount of $200,000. The letter of credit reduces the availability under the Company's revolving Line of Credit from $300,000 to $100,000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements.

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


RESULTS OF CONTINUING OPERATIONS

Comparison of the Three Month Periods Ended June 30, 1996 and 1995

Revenues declined approximately 18% in the three month period ended June 30, 1996 as compared to the same period for the previous year.
The decrease was due primarily to a decline in compact disc music library sales prices and volume and declines in production library and software sales volume.

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

General and administrative costs also decreased as a result of these restructuring and cost reduction measures.

Selling costs decreased due to decreases in advertising and promotion expenses.

Other  expenses  increased  for  a  provision  on  the  loss  on   the
disposition of equipment retired as a result of the upgrade of the Company's computer hardware and software systems.


Comparison of the Nine Month Periods Ended June 30, 1996 and 1995

Revenues declined approximately 21% in the nine month period ended June 30, 1996 as compared to the same period for the previous year.
The decrease was due primarily to a decline in compact disc music library sales volume and prices and declines in production library,
and specialized computer equipment and  software sales volume.   Refer
to discussion above concerning compact disc music libraries and production libraries for the three month period ended June 30, 1996. Management believes that the decline in specialized computer equipment sales was due primarily to a restructuring of the marketing staff in the first quarter of fiscal 1996 to create a separate technical sales department and to the training time devoted by the technical sales force to the new EDS CoSTAR(TM) hard disc audio storage and retrieval system. Sales of weekly music services increased during the period partially offsetting the overall decrease in music library revenues.

Production, programming and technical costs decreased as the result of the restructuring and cost reduction measures discussed above for the three month period ended June 30, 1996.

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

Item 5. Other information - Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
10.  Material Contracts:
  (a) Letter Amendment Agreement and Letter of Credit Supplement Agreement to Loan and Security Agreement and Term Note by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated April 22, 1996 and April 18, 1996; and Letter of Credit Agreement by and between Merrill Lynch Business
       Financial Services Inc., The Northern Trust Company, and TM Century, Inc. dated April 30, 1996.
  (b) Master Lease Agreement by and between USL Capital Corporation and TM Century, Inc. dated May 2, 1996.
  (c) Employment Agreement between TM Century, Inc. and R. David Graupner dated May 6, 1996.

(b) Reports on Form 8-K
No reports on Form 8-K were filed by the Company during the three month period ending June 30, 1996.


                              SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Dated: August 14, 1996

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