Form 10KSB
period 1996-09-30
TM CENTURY INC
filed 1996-12-30
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549


                                        FORM 10-KSB

                          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended:  September 30, 1996
            Commission file No. 0-13167


                                      TM CENTURY, INC.
                       (Name of small business issuer in its charter)

               Delaware                               73-1220394
            (State of incorporation)       (IRS Employer Identification  No.)


            2002 Academy, Dallas, Texas                                 75234
            (Address of principal executive offices)                  (zip code)


            Issuer's telephone number:                             (972)247-8850

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

            Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

             X

            The  issuer's   revenue  for  its  most   recent  fiscal  year   was
            $6.969,219.

            The aggregate market value of the voting stock held by non-affiliates of the issuer on December 18, 1996, based upon the average bid and asked prices of such stock on that date was $510,000. The number of issuer's shares of Common Stock outstanding as of December 18, 1996 was 2,537,193.

                            DOCUMENTS INCORPORATED BY REFERENCE

            Certain information contained in the Company's 1997 Information Statement is incorporated by reference in Part III.


            Transitional Small  Business Disclosure Format  (check one):  Yes___
            No   X

                                           PART I

            ITEM 1. DESCRIPTION OF BUSINESS

            General

            TM Century, Inc. (the _Company_) is engaged primarily in the creation, production, marketing, and worldwide distribution of compact disc music libraries, production libraries, station identification jingles, computer software used in music scheduling, specialized computer equipment and software, and compact disc players for radio stations.

            The Company (formerly TM Communications, Inc.) was incorporated as a Delaware corporation on May 2, 1984. In October 1990, the Company changed its name from TM Communications, Inc. to TM
            Century, Inc. following an August 1990 business combination transaction with Century 21 Programming, Inc. The Company's principal offices are located at 2002 Academy, Dallas, Texas 75234, and its telephone number is (972) 247-8850..

            Products

            The Company creates, produces, markets, and distributes goods and services for radio stations worldwide. Products include special compilations of popular music on compact discs, instrumental backgrounds for commercials and sound effects (collectively, _music libraries_), station identification jingles, computer software used in music scheduling, specialized computer equipment and software, and compact disc players for radio stations.

            Music libraries are sold on compact disc and include original recordings of background music and sound effects written and produced by the Company as sources of production material for radio stations (_production libraries_). Production libraries are available in a variety of musical styles and are used by radio stations as background music for contests, promotions and commercials. Music libraries also include compilations of copyrighted music of original artists sold in eight different music formats ("compact disc libraries"): Adult Contemporary, Easy Listening, Classic Hits, Country, Classic Rock, Contemporary Hit Radio, Urban, and Seventies Rock. The Company also provides a weekly service of new record releases on compact disc.

            All products on compact disc are mastered by the Company on compact disc or PCM-1630 digital audio tape and replicated by several available suppliers of compact discs. The Company presently purchases compact discs and replication services from one significant supplier, Sony Disc Corporation, which the Company believes provides high quality discs. Management believes that the loss of this source of supply would not cause any significant interruption of the Company's operations, as there are several alternative sources of compact discs and replication services available.

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

            Computer software is sold by the Company for use by customers in programming music play sequences and for automated music playback systems consisting of specialized software, computer equipment and compact disc players sold by the Company. Management believes these systems improve the quality and consistency of the customers' programming and enable customers to operate more efficiently by reducing the number of personnel required to operate a radio station. Certain compact disc equipment is purchased by the Company under dealer arrangements from outside manufacturers and modified for use with software programs marketed by the Company. During January 1996, the Company's agreement with its previous supplier of computer software used by customers in programming music play sequences and for automated music playback systems was terminated and a new agreement was negotiated with another supplier. Management does not believe that the loss of any of its sources of supply of computer hardware, software or compact disc equipment would cause a significant interruption in the Company's ability to make timely delivery of products to its customers or cause a significant interruption of the Company's operations, as there are several alternative sources available for each of these items.

            In May 1995, the Company discontinued production and marketing of radio station commercials for television broadcast. This product had been operating at a net loss for the previous three fiscal years.

            Set forth in the following tables are the Company's gross revenues (in thousands) by significant product category for the years ended September 30, 1996, 1995 and 1994.

                 (Dollar Amounts in Thousands)     Period Ended
                                            1996       1995      1994
                 Broadcast Services
                 Music Libraries          $4,673     $5,453    $6,159

                 Radio Jingles
                                           1,092        968     1,067
                 Software  and   Compact
                 Disc Equipment              744      1,836     1,768

                 Other (a)                   460        405       466
                 Total                    $6,969     $8,662    $9,460

               (a) Includes, for 1994 and a portion of 1995, commercials for television broadcast.

            Marketing and Distribution

            The Company currently sells and supplies its products and services to customers in the United States and Canada through its own sales staff in Dallas, Texas. Domestic sales are made through telephone solicitation, advertising in trade magazines, and trade convention displays. The Company also sells its products through distribution arrangements with independent sales agents in the United Kingdom, Europe, Australia, Japan, the Commonwealth of Independent States
            (C.I.S.),  Canada   and  elsewhere.    Other  than   fees  paid  to
            independent sales agents, no other significant costs are incurred by the Company in conjunction with it's international sales activities. Products are shipped from the Company's headquarters or from the Company's supplier of compact disc replication services via mail and express delivery services.

            Sales of music libraries are made primarily on an individual order basis or under contractual agreements for the sale of production libraries. Such agreements generally call for equal monthly payments by the customer over terms of up to 48 months. Weekly music services are sold under contracts of one month to three-year terms. The Company's other products are generally sold pursuant to individual orders.

            Customers

            The Company's business is primarily dependent upon the radio broadcasting industry. The Company's revenues are generated from sales to customers in the United States and Canada, and from sales through agents of the Company in the United Kingdom, Europe, Australia, Japan, the C.I.S. and elsewhere. According to industry publications, approximately 12,000 radio stations were licensed by the Federal Communications Commission (FCC) for public broadcasting in the United States. Management believes that approximately 9,000 stations in the U.S. may require products and services of the type provided by the Company and that more than half of such stations have purchased the Company's product in recent years. No single customer has accounted for more than 10% of the Company's revenues in any of the past three years. Gross revenues from foreign sales totaled $2,300,000, $2,700,000, and $3,100,000 for the years ended
            1996, 1995 and 1994, respectively.

            Competition

            The  Company competes  with  several other  music  syndicators  that provide either music libraries or radio jingle packages to the broadcast industry, and certain companies which provide music scheduling software or specialized computer software and equipment and compact disc players for radio stations, however, management believes the Company offers a broader array of broadcast products and services than any of its competitors. Competing radio program syndicators generally provide either jingles, production libraries, or music on tape, records, compact disc, or via satellite. Management believes the Company is one of the leading suppliers of radio music services and the largest supplier of radio music services on compact disc. The Company competes with several hundred jingle producers; however, management believes only a few specialize in radio station identification materials. Management believes the Company is the largest supplier of radio station identification jingles in the industry. Several dozen providers of production libraries compete with the Company, but most provide song-length instrumentals and only a few specialize in commercial length music. Management believes it is one of two major suppliers of production libraries to the radio industry. The Company's specialized computer equipment and software competes with numerous companies which offer similar products. While certain competing products may be considered to be equal in price or technical performance, management believes the Company also competes effectively on the basis of quality and creativity within each product line.

            Seasonality

            The Company is not subject to strong seasonal fluctuations. However, quarterly results are affected by the introduction of new products and timing of customer orders. Because profit margins on the Company's many products vary, the results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

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

            Employees

            As of December 1, 1996, the Company had approximately 50 full-time employees. The Company also contracts with other personnel and subcontractors who provide creative talent for various projects on an as-needed basis.

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

            ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1996.


                                          PART II

            ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The Company's common stock is thinly traded in the over-the-counter market under the symbol _TMCI_. The following table sets forth, for the periods shown, the range of the high and low bid quotations for the Company's common stock in the over-the-counter market as
            reported  by  NASDAQ.  Quotations  are  inter-dealer   quotations,
            without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                           Common Stock Bid
                                             High       Low
                   Fiscal
                   1996:
                            1st Quarter      $1.63       $.69
                            2nd Quarter       1.22        .56
                            3rd Quarter       1.22       1.16
                            4th Quarter       1.22        .72

                   Fiscal
                   1995:
                            1st Quarter     $ 1.88     $ 1.13
                            2nd Quarter       1.75       1.00
                            3rd Quarter       1.38        .63
                            4th Quarter       1.38        .88

            As of December 15, 1996 the Company had approximately 250 record owners and 700 beneficial owners of its common stock. The Company has not paid dividends on the common stock and does not anticipate paying dividends in the foreseeable future.

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

            Forward-Looking Statements

            This Annual Report contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

            The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the Company's ability to develop new products cost-effectively; continued maturation of the domestic and international markets for compact disc technology; acceptance by the customers of the Company's existing and any new products and formats; the development by competitors of products using improved or
            alternative   technologies  and   the  potential   obsolescence   of
            technologies used by the Company; the continued availability of software, hardware and other products obtained by the Company from third parties; dependence on distributors, particularly in the international market, and on third parties engaged to replicate the Company's products on compact discs; the retention of employees; the success of the Company's current and future efforts to reduce operating expenses; the effectiveness of new marketing strategies; and general economic conditions. There may be other risks and uncertainties that management is not able to predict.

            When used in this Annual Report, words such as _believes,_ _expects,_, _intends,_ _plans,_ _anticipates,_ _estimates_ and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.


            Liquidity and Capital Resources

            The Company relies upon current sales of music libraries, jingles, and specialized computer equipment and software on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to four-year terms. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries, jingles, and specialized computer equipment and software and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 1997.

            During fiscal 1996, the Company made $73,000 in capital expenditures for the purchase of property and equipment which compares to capital expenditures of $247,000 in 1995 and $285,000 in 1994. Capital expenditures in 1996 were primarily associated with upgrades of office equipment. Product development costs of $146,000 were incurred during fiscal 1996 for software development, new music libraries, and music library updates, which compares to product development expenditures of $288,000 in 1995 and $234,000 in 1994. Funds for operating needs, new product development, and capital expenditures for the year ended September 30, 1996 were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $100,000 in fiscal 1997. In May 1996 the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems, which is anticipated to be completed by the end of fiscal year 1997. The cost of the project is estimated at $550,000, of which approximately $400,000 has been financed as of September 30, 1996. The Company is required to repay the amount financed in equal monthly payments of principal and interest during the term of the lease. Monthly payments on the lease commenced in June 1996 in the amount of approximately $13,000. The required monthly payments will increase with the amount financed. The term of the lease is three years and the lease is backed by a letter of credit in the amount of $200,000. The letter of credit reduces the availability under the Company's revolving Line of Credit from $300,000 to $100,000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements. The Company has no other significant commitments for capital expenditures in fiscal 1997.

            The Company's revolving Line of Credit with a bank provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears a commitment fee of 0.5% per annum, is renewable annually, subject to the consent of both parties. The Line of Credit was renewed effective February 28, 1996. No borrowings were drawn under the Line of Credit during the fiscal 1996 and no long-term borrowing is anticipated in the foreseeable future at the current levels of business operation.

            During fiscal 1996, the Company received the approximately  $130,000
            that  was  recorded  as  federal  income  taxes  receivable  as   of
            September 30, 1995.

            Current customer deposits decreased to $72,000 as of September 30, 1996, from $152,000 as of September 30, 1995 for deposits received from customers on products ordered. The balance in customer deposits is dependent upon the timing of customer orders for jingles and specialized computer equipment.

            The Company has net operating loss carryforwards of $800,000 available to offset future taxable income expiring in 2008 through 2009. A valuation allowance of $216,000 has been provided to reduce the total deferred tax asset to approximately $172,000. In order to fully realize the recorded tax asset of $172,000, the Company will need to generate approximately $360,000 in taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management has taken certain steps intended to achieve a return to profitable operations in future periods. These steps include certain corporate restructuring and cost reduction measures which have reduced expenses to manageable levels, the discontinuation of unprofitable product lines during the last fiscal year, new approaches to marketing our current products, and the introduction of new products. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

            On December 19, 1996, the Board of Directors by resolution authorized the Company to purchase up to 50,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, through December 31, 1997. Such purchases are expected to be funded by cash reserves of the Company.

            Results of Continuing Operations

            Fiscal 1996 Compared to Fiscal 1995

            Revenues decreased approximately 20% to $7.0 million in 1996 from $8.7 million in 1995. This overall decline was due primarily to a decrease in music library sales prices and volume and a decrease in specialized computer equipment and software sales. The decline in music library sales of approximately $780,000, or 14%, resulted primarily from a decrease in sales of compact disc libraries and production libraries, partially offset by an increase in weekly music service revenues. Revenues from specialized computer equipment and software sales decreased approximately $1,090,000, or 59%, over the prior year. Revenues from radio jingles remained consistent. Jingles revenue increased approximately $124,000, or 13%, due primarily to increases in publishers royalties received from the broadcast of the Company's jingles.

            As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats rather than from conversions to compact disc music delivery technology. Management believes that the decline in compact disc music library revenues may continue as the compact disc music library market has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. International markets have not reached maturity for compact disc technology. Sales of weekly music services increased approximately $66,000, or 4%, in international markets during fiscal 1996, partially offsetting the decrease in music library revenues. Management believes that revenues from weekly music services will continue to grow with the introduction of new music formats. Sales growth is subject to customer acceptance of the new products.

            Music library revenues may also be adversely affected as radio stations convert to new music delivery systems technology offered by competitors, such as computer hard drives which store music in a digital compression form. While digital compression does not provide the same quality of music as compact disc technology, an increasing number of radio stations are converting to or adding systems using digital compression technology. Although music libraries on compact disc can be transferred to hard drive systems, some of the Company's competitors are offering hard drives with pre-loaded music libraries. The Company expects to begin providing music libraries on hard drive to both equipment manufacturers and directly to end customers in fiscal 1997.

             In  1995 the  Company began  recording libraries  in a  hard  drive
            format  that  can   be  easily  converted  into  the  most   popular
            compression schemes.

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

            On February 9, 1996 the Company entered into a five year marketing agreement with Electronic Data Systems Corporation (_EDS_), which provides the Company with the exclusive right to distribute and sublicense the EDS CoSTAR_ hard disk audio storage and retrieval system to radio stations within the United States and its territories. The CoSTAR_ system is a collection of integrated software applications that allows a broadcaster to digitally record and edit material for distribution within a facility on a local area network (LAN) or to remote sites via a wide area network
            (WAN). The growing trend to multi-station facilities and the expansion of broadcast groups allow broadcasters to take advantage of the cost savings of consolidation and the marketing opportunities of multimedia technologies. The agreement provides exclusive distribution rights to the Company through December 31, 2000, subject to meeting certain annual performance goals. Progress on development needs and support systems necessary to market the product in the U.S. has been delayed. The CoSTAR_ system is not expected to impact revenues in the foreseeable future.


            Revenues from specialized computer equipment sales decreased approximately $780,000 due primarily to revisions in software necessary to satisfy market requirements, the restructuring of the marketing staff in the first fiscal quarter 1996, and training time devoted by the marketing staff to the CoSTAR_ audio storage and retrieval system. The Company has completed the necessary revisions in software, and is now re-directing its efforts to its core specialized computer equipment and rebuilding the marketing staff. Software sales decreased approximately $400,000. The decline in software sales was due the termination of the Company's agreement with it's supplier of computer software in January, 1996. The Company expects that it will be able to rebuild its customer base for its software used in programming music sequences and for automated music playback systems over the next five years.

            Commissions as a percentage of revenue increased from approximately 19% of revenue in 1995 to approximately 21% of revenue in 1996. Increases were primarily due to increases in new contracts for weekly music services.

            Production, programming and technical costs decreased approximately 27% to approximately $2.9 million, or 42% of revenue in 1996 from $4.0 million, or 46% of revenue in 1995. This decrease is due to the restructuring and cost reduction measures which were initiated in the second quarter of fiscal 1995 and the discontinuation of unprofitable products.

            General and administrative costs decreased approximately $275,000, or 10%, as a result of the restructuring and cost reduction measures mentioned above, decreased compensation, legal and other professional fees associated with the resignation of a director and officer of the Company in November, 1994, of approximately
            $100,000 . The decrease was partially offset by a settlement of approximately $60,000 with a long distance carrier relating to long distance calls fraudulently charged to the Company's toll free numbers. The Company has discontinued its toll free telephone numbers and has experienced no significant disruption in operations.

            Selling  costs   declined  approximately  $196,000,   or  35%,   due
            primarily to decreases in advertising and promotion expenditures.

            Depreciation expense increased approximately $40,000, or 20%, as a result of computer equipment and software acquired under a capital lease during fiscal 1996.

            During the fourth quarter of 1996, the Company recorded a provision of approximately $230,000 to reduce the carrying value of its production libraries to the lower of cost or market. The amount retained in inventory was reduced to amounts supported by current sales levels.

            Fiscal 1995 Compared to Fiscal 1994

            Revenues decreased approximately 9% to $8.7 million in 1995 from $9.5 million in 1994. This overall decline was due primarily to a decrease in music library sales volume. The decline in music library sales of approximately $700,000, or 11%, resulted primarily from a decrease in sales of production libraries and compact disc libraries, partially offset by an increase in weekly music service revenues. Revenues from specialized computer equipment and software sales increased approximately $68,000, or 4%, over the prior year. Revenues from radio jingles remained consistent.

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

            Production, programming and technical costs increased approximately $88,000, or 2%, due to (1) an increase in production costs related to the newest version of the Company's automated music playback system, (2) an increase in technical salaries costs for support of automated music playback systems, and, (3) costs related to new weekly compact disc music services for international markets which was introduced in July, 1994 as well as increased volume for all weekly music services.

            General and administrative costs increased approximately $288,000, or 12%, as a result of (1) increased occupancy and facilities costs, of approximately $80,000 (2) increased compensation, legal and other professional fees of approximately $100,000 associated with the resignation of a director and officer of the Company in November, 1994, and, (3) relocation costs for executive and sales employees.

            Selling  costs   declined  approximately  $216,000,   or  28%,   due
            primarily to decreases in advertising and promotion expenditures.

            In May 1995, the Company discontinued production and marketing of radio station commercials for television broadcast. This product had been operating a loss for the previous three fiscal years.
            Operating losses for this product were $86,000, $143,000, and $123,000 on net revenues of $54,000, $233,000, and $104,000 in
            1995, 1994, 1993, respectively. Other income (expense) includes a loss of approximately $26,000 on the sale of certain television production equipment.

            During the fourth quarter 1995, the Company recorded a provision of approximately $360,000 to write-off substantially all product development costs associated with its audio visual production library. This production library, targeted to non radio customers, had been operating at a loss for the past three fiscal years. Operating losses for this product were $30,000, $48,000, and $112,000 on net revenues of $55,000, $37,000, and $0 in 1995, 1994, and 1993, respectively.

            Accounting Matters

            The Financial Accounting Standards Board (_FASB_) periodically issues accounting standards which may affect the financial accounting or disclosures of the Company. There are no accounting standards that have been issued, but not yet adopted by the Company, which would have a material effect on the financial position or results of operations of the Company.

            ITEM 7.   FINANCIAL STATEMENTS

            The financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated December 11, 1996, included elsewhere in this report are incorporated by reference in answer to this Item 7.

            ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

                                          PART III

            ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            The information required by this item is contained under the heading "Information Concerning the Directors and Executive Officers" in the Company's 1997 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

            ITEM 10.  EXECUTIVE COMPENSATION

            The information required by this item is contained under the heading "Executive Compensation" in the Company's 1997 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The information required by this item is contained under the heading "Voting Securities and Principal Stockholders" in the Company's 1997 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            The information required by this item is contained under the heading "Executive Compensation" in the Company's 1997 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

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

            10 Material Contracts:

               (a) Loan and Security Agreement and Term Note among Merrill Lynch Business Financial Services and TM Communications,Inc. and subsidiaries dated August 31, 1990 (Exhibit 10(q)) (2)
               (b) Agreement for Sale of Stock, Secured Note, Security Agreement, Pledge Agreement, and Guaranty dated January 1, 1991, from TF Productions to TM Century, Inc. (Exhibits 1-3)
                    (3) (December 30, 1990)

               (c) *Long Term Performance Incentive Plan of TM Century, Inc. dated December 3, 1991. (Exhibit 10(bb))(4)
               (d) Amendment No. 1 to Term Note and Amendment No. 2 to Loan and Security Agreement dated February 26, 1992 among Merrill Lynch Business Financial Services Inc. and TM Century, Inc. and subsidiaries. (Exhibit 2) (3) (March 31, 1992)
               (e) WCMA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century Inc. dated April 21, 1994. (Exhibit 2) (3) (March 31, 1994)
               (f) WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century,Inc. dated January 16, 1995. (Exhibit 10(f)) (8)
               (g) Agreement dated November 30, 1994 between TM Century, Inc. and P. Craig Turner regarding Mr. Turner's resignation as President and Chief Executive Officer and director of the Registrant. (Exhibit 10.1) (6)
               (h) *TM Century, Inc. Bonus Plan for Executive Management dated October 1, 1992 (Exhibit 10(j)) (5)
               (i) Lease Agreement, dated as of April 23, 1993 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit 1) (3) (March 31, 1993)
               (j)  Purchase and Sale Agreement by and between Merriman
                    Patrick Turner Productions, Inc. and TM Century, Inc. dated March 29, 1994. (Exhibit 1) (3) (March 31, 1994)
               (k) First Amendment of Lease, dated as of August 22, 1994 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit 10(m)) (7)
               (l) *Consulting Agreement between TM Century, Inc. and Carol M. Peek dated January 27, 1995. (Exhibit 1) (3) (December 31,
                    1994)
               (m) *Employment Agreement between TM Century, Inc. and Neil W. Sargent dated March 22, 1995. (Exhibit 1) (3) (March 31,
                    1995)
               (n) Distribution agreement between TM Century, Inc. and Radio Express, Inc. dated November 1, 1992. (Exhibit (o)) (8)
               (o) Software Remarketing Agreement between Electronic Data Systems Corporation and TM Century, Inc. dated February 9, 1996. (Exhibit 1) (3) (December 31, 1995)
               (p) WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated March 18, 1996. (Exhibit 1) (3) (March 31, 1996)
               (q) Letter Amendment Agreement and Letter of Credit Supplement Agreement to Loan and Security Agreement and Term Note by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated April 22, 1996 and April 18, 1996; and a Letter of Credit Agreement by and between Merrill Lynch Business Financial Services Inc., The Northern Trust Company, and TM Century, Inc. dated April 30, 1996. (Exhibit 10(a)) (3)(June 30, 1996)
               (r) Master Lease Agreement by and between USL Capital Corporation and TM Century, Inc. dated May 2, 1996. (Exhibit 10(b)) (3)(June 30, 1996)
               (s) *Employment Agreement between TM Century, Inc. and R. David Graupner dated May 6, 1996. (Exhibit 10(c)) (3) (June 30,
                    1996)
               (t)  *Consulting Agreement  between TM Century, Inc. and Marjorie
                    L. McIntyre dated July 5, 1996.

            Notes to Exhibits:
                 (1) Incorporated by reference to the similarly-numbered exhibit to the Registration Statement on Form S-18 (No. 2-93588-FW), filed October 2, 1984, as amended.
                 (2) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1990, as amended.
                 (3) Incorporated by reference to the indicated exhibit to the Quarterly Report on Form 10-Q for the indicated period, of the Registrant.
                 (4) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991.
                 (5) Incorporated by reference to the indicated exhibit to the Current Report on Form 10-K for the fiscal year ended September 30, 1992, of the Registrant.
                 (6) Incorporated by reference to the indicated exhibit to the Current Report on Form 8-K dated November 30, 1994, of the Registrant.
                 (7) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.
                 (8) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

            * The documents filed or incorporated by reference as Exhibits 10(c), (h), (l), (m) (s) and (t) hereto constitute management contracts or compensatory plans or arrangements.

            (b)  Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1996.

                                         SIGNATURES

            In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Dated: December 27, 1996

                                               TM CENTURY, INC.


                                               BY:/s/Janette Williams
                                               Janette Williams
                                               Chief Accounting Officer

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                         DATE:

            /s/Janette Williams                                    December 27,
            JANETTE WILLIAMS, Chief Accounting Officer                    1996
            (Principal financial and accounting officer)


            /s/Neil W. Sargent                               December 27, 1996
            NEIL W. SARGENT, President and Chief Executive Officer
            (Principal executive officer)

            /s/Marjorie L. McIntyre                          December 27, 1996
            MARJORIE L. MCINTYRE, Chairman of the Board of Directors

            /s/Ann Armstrong Bellows                         December 27, 1996
            ANN ARMSTRONG BELLOWS, Director

            /s/Donald E. Latin                               December 27, 1996
            DONALD E. LATIN, Director

                         TM CENTURY, INC.
                         INDEX TO FINANCIAL STATEMENTS

            Financial Statements:

            Independent Auditors' Report                                15

            Balance Sheets, September 30, 1996 and 1995                 16

            Statements of Operations for the Years Ended
               September 30, 1996, 1995 and 1994                        17

            Statements of Stockholders' Equity for the Years Ended
               September 30, 1996,  1995 and 1994                       18

            Statements of Cash Flows for the Years Ended
               September 30, 1996, 1995 and 1994                        19

            Notes to Financial Statements                               20

            INDEPENDENT AUDITORS' REPORT

            To the Stockholders and Board of Directors of TM Century, Inc.:

            We have audited the balance sheets of TM Century, Inc. (the _Company_), as of September 30, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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

            In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.




            DELOITTE & TOUCHE LLP
            Dallas, Texas
            December 11, 1996

                         TM CENTURY, INC.
                          Balance Sheets
                   September 30, 1996, and 1995

                             ASSETS         1996          1995
CURRENT ASSETS
    Cash                                 $  377,855    $   245,812
    Accounts and notes receivable less allowances
        of $144,000 and $112,000,           829,848        915,798
        respectively
    Inventories, net                      1,220,454      1,654,197
    Federal income taxes receivable          -             132,220
    Deferred federal income taxes           171,877        166,063
    Prepaid expenses                         51,573         22,976
        TOTAL CURRENT ASSETS              2,651,607      3,137,066

PROPERTY AND EQUIPMENT                    2,298,086      1,878,452
    Less accumulated depreciation       (1,224,005)    (1,016,452)
        NET PROPERTY AND EQUIPMENT        1,074,081        862,000
INVENTORIES - NONCURRENT, net               351,016        587,217
OTHER ASSETS                                 15,388         16,388

    TOTAL                                $4,092,092     $4,602,671

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                       $225,260       $205,082
    Accrued expenses                        123,619        201,456
    Current portion of obligation under     121,303       -
    capital lease
    Deferred revenue                         24,298       -
    Customer deposits                        71,568        151,502

        TOTAL CURRENT LIABILITIES           566,048        558,040

OBLIGATION UNDER CAPITAL LEASE              246,555       -
CUSTOMER DEPOSITS                           159,531        204,093
DEFERRED FEDERAL INCOME TAXES                43,747         75,510

        TOTAL LIABILITIES                 1,015,881        837,643

STOCKHOLDERS'  EQUITY
    Common stock, $.01 par value;
    authorized
        7,500,000 shares; 2,970,481          29,705         29,705
        shares issued

    Paid-in capital                       2,275,272      2,275,272
    Treasury stock - at cost, 433,288   (1,250,316)    (1,250,316)
    shares
    Retained earnings                     2,021,550      2,710,367

        TOTAL STOCKHOLDERS' EQUITY        3,076,211      3,765,028

    TOTAL                                $4,092,092     $4,602,671

                          TM CENTURY, INC.
                      Statements of Operations
       For the Years Ended September 30, 1996, 1995, and 1994

                                  1996         1995         1994
REVENUES                         $6,969,219   $8,662,271  $9,460,212
    Less commissions              1,446,394    1,637,452   1,895,788

        NET REVENUES              5,522,825    7,024,819   7,564,424

COSTS AND EXPENSES
    Production, programming       2,948,599    4,022,727   3,934,759
    and technical costs
    General and                   2,430,300    2,705,739   2,417,874
    administrative
    Selling                         360,256      556,411     772,339
    Depreciation                    244,823      203,293     200,339
    Reduction in carrying           229,580      360,000      -
    value of inventories

        TOTAL                     6,213,558    7,848,170   7,325,311

OPERATING INCOME (LOSS)           (690,733)    (823,351)     239,113

OTHER INCOME (EXPENSE)
    Interest income                  12,856       14,857      15,649
    Interest expense                (8,138)      -             (720)
    Other                          (37,115)     (34,590)       8,266

        TOTAL                      (32,397)     (19,733)      23,195

INCOME (LOSS) BEFORE INCOME       (723,130)    (843,084)     262,308
TAXES

PROVISION (BENEFIT) FOR
INCOME TAXES
    Current                         -          (134,220)      53,738
    Deferred                       (34,313)    (121,686)      39,276

        TOTAL                      (34,313)    (255,906)      93,014


NET INCOME (LOSS)                ($688,817)   ($587,178) $   169,294

NET INCOME (LOSS) PER COMMON        ($0.27)      ($0.23)       $0.07
SHARE

WEIGHTED AVERAGE NUMBER OF
COMMON
    SHARES OUTSTANDING            2,537,193    2,537,193   2,537,193

                            TM CENTURY, INC.
                   Statements of Stockholders' Equity
         For the Years Ended September 30, 1996, 1995 and 1994
                                      Additional
                  Number of            Paid-In    Treasury    Retained
                    Shares   Amount    Capital      Stock     Earnings
Balance September 2,970,483  $29,705  $2,275,276 ($1,250,316) $3,128,251
30, 1993
Payment for             (2)                  (3)
Fractional Shares

Net Income                                                       169,294

Balance September 2,970,481   29,705   2,275,273  (1,250,316)  3,297,545
30, 1994

Payment for                                  (1)
Fractional Shares

Net Loss                                                       (587,178)

Balance September 2,970,481   29,705   2,275,272  (1,250,316)  2,710,367
30, 1995

    Net Loss                                                       (688,817)
Balance September 2,970,481   29,705   2,275,272  (1,250,316)  2,021,550
30, 1996

                         TM CENTURY, INC.

                      Statements of Cash Flows
       For the Years Ended September 30, 1996, 1995, and 1994
                                      1996        1995       1994
OPERATING ACTIVITIES:
   Net Income (loss)                 ($688,817)  ($587,178)  $169,294
   Adjustments to reconcile net
   income
     to net cash provided by
     operations:
     Depreciation                       244,823     203,293   200,339
     Amortization                       391,519     502,682   457,338
     Deferred income taxes             (37,577)   (116,920)    39,276
     Provision for doubtful accounts    80,000      79,000    95,930
     Gain on sale of U.S.                -          (7,639)     -
     Treasuries
     Loss (gain) on disposition of       37,115      25,668   (8,266)
     property and equipment
     Reduction in carrying value of     229,580     360,000
     inventories
     Accretion of discounts              -            (215)   (4,038)
     Payments received on                -           12,874    58,065
     installment receivables
     Changes in operating assets
     and liabilities:
       Accounts receivable                1,527   (367,632)    47,336
       Inventories                       48,844   (503,471) (305,485)
       Prepaid expenses                (28,597)      31,973  (22,793)
       Accounts payable and accrued    (57,659)     126,146 (221,472)
       expenses
       Federal income taxes             132,220    (32,626)   122,926
       receivable/payable
       Deferred revenue                  24,298    (39,219)  (29,704)
       Customer deposits              (124,496)         923    70,591
   NET CASH PROVIDED BY OPERATING       252,780   (312,341)   669,337
   ACTIVITIES

INVESTING ACTIVITIES:
   (Decrease) increase in long-term      -           -        (9,337)
   liabilities
   Decrease (increase) in other           1,000        (61)    10,160
   assets
   Purchases of property and           (72,949)   (247,035) (285,166)
   equipment
   Purchase of U.S. Treasuries           -        (292,361)     -
   Proceeds from sale of U.S.            -          300,000     -
   Treasuries
   Principal payments received on         4,423      20,699    16,271
   notes receivable
   Principal payments received from      -           -         12,046
   lease of property and equipment

   Proceeds from sale of net assets      -           -        150,000
   under lease
   Proceeds from sale of property         5,080      30,000    31,857
   and equipment
   NET CASH USED IN INVESTING          (62,446)   (188,758)  (74,169)
   ACTIVITIES

FINANCING ACTIVITIES:
   Fractional shares paid to             -              (1)       (3)
   stockholders
   Principal payments on long-term     (58,291)              (50,000)
   debt and capital lease
   obligations
    NET CASH USED IN FINANCING          (58,291)         (1)  (50,003)
   ACTIVITIES

INCREASE (DECREASE) IN CASH             132,043   (501,100)   545,165

CASH AT BEGINNING OF PERIOD             245,812     746,912   201,747

CASH AT END OF PERIOD                  $377,855    $245,812  $746,912

See Note 3 to financial statements for supplemental disclosures of cash flow information.

                                      TM CENTURY, INC.
                               NOTES TO FINANCIAL STATEMENTS


            1.  THE COMPANY

            TM Century, Inc. (the _Company_) is primarily engaged in the creation, production, marketing, and distribution of goods and services for radio stations worldwide. Products include special compilations of popular music on compact discs, sound effects, station identification jingles, computer software used in music scheduling, specialized computer equipment and software, and compact disc players for radio stations.

            Previous amounts have been restated to conform to the current year presentation.


            2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

            Inventories

            Inventories created by the Company or purchased for resale are carried at the lower of cost or market, as follows:

                 Music libraries - The Company produces music compilations and background music libraries which are provided to radio stations under one to four year lease contracts or under buyout arrangements. The costs to develop the libraries are amortized on a straight-line basis over the lesser of three to five years or the economic life of the product. Current music update services are charged to expense in the period in which incurred. The portion of libraries expected to be amortized within one year is included in current assets.

                 Identification Jingles - Jingles provide short identity songs to radio stations in order to promote name recognition. The costs to produce custom jingles are expensed upon delivery of the product.

                 Software - The Company markets specialized computer equipment to radio stations for automated music playback systems. The capitalized software development costs associated with this equipment are amortized on a straight-line basis over three years.

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

                 Compact Disc Equipment - Upon delivery of the product.

            Property and Equipment

            Expenditures for additions, renewals, and betterments are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Property leased under capital leases is included in property and equipment and amortized over the life of the lease. Depreciation and amortization are computed on the straight-line method based upon the estimated useful lives of the assets or the applicable minimum lease term if shorter, as follows:

                   Office furniture and          5 to 7  years
                   equipment
                   Production equipment          7 to 10 years
                   Leasehold improvements        5 to 10 years

            Statement of Financial Accounting Standards (_SFAS_) No. 121, _Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of _, which is effective for fiscal years beginning after December 15, 1995, requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The Company will adopt SFAS No. 121 effective October 1, 1996, and the impact of such adoption is expected to be insignificant to its financial condition and results of operations.

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

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses. Actual results may differ from such estimates.

            3.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

            Supplemental disclosures as of September 30, 1996:

               Cash paid for interest                       $  8,138

               Noncash investing and financing activities:
                    Capital lease obligation incurred       $426,149



            4.  INVENTORIES

            Inventories consisted of the following at September 30, 1996 and 1995:

                           1996                     1995
                    Current    Long-Term    Current     Long-Term
 S>

  Music            $    97,574 $2,709,907  $   303,168  $ 2,567,844
  libraries
  Compact discs        831,409        -        946,536
  Software              43,512                  47,014      424,724
                                  348,315
  Compact disc         247,959     -           357,479
  equipment
  Total cost         1,220,454  3,058,222    1,654,197    2,992,568
  Accumulated
  amortization                 (2,707,206)               (2,405,351)
  Inventories,net   $1,220,454   $351,016   $1,654,197    $ 587,217


            Amounts charged to expense for capitalized software costs were $51,975, $52,345, $41,077 in 1996, 1995 and 1994, respectively.

            During the fourth quarter of 1996, the Company recorded a provision of $230,000 to reduce the carrying value of its music and compact disc libraries to the lower of cost or market.The amount retained in inventory was reduced to amounts supported by current sales levels.

            During the fourth quarter 1995, the Company recorded a provision of $360,000 to write-down substantially all product development costs associated with its audio visual music library. This library, targeted to non radio customers, had been operating at a loss for the past three fiscal years. Operating losses for this product were $30,000, $48,000, and $112,000 on net revenues of $55,000,
            $37,000,  and $0  in  1995, 1994,  and  1993, respectively.

            5.  PROPERTY AND EQUIPMENT

            Property and equipment consisted of the following at September 30, 1996 and 1995:

                                         1996        1995
                   Office furniture  $1,048,313   $  666,388
                   and equipment

                   Production
                   equipment            885,335      867,448

                   Leasehold
                   improvements         364,438      344,666

                          Total      $2,298,086   $1,878,452

            Property and equipment includes $426,000 in computer software and equipment acquired under capital leases in fiscal 1996. Amortization of the lease of approximately $47,000 is included in depreciation expense for the year ended September 30, 1996.

            6.  LONG-TERM DEBT AND LEASE OBLIGATIONS

            Effective  February  28, 1996,  the  Company  renewed  its  $300,000 revolving  line of  credit (the  _Line of  Credit_) for  a  one-year term. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly and the Company provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. The Line of Credit, which bears a commitment fee of .5% per annum, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the Line of Credit during the fiscal year ended September 30, 1996. In conjunction with the Company's leasing arrangement discussed below, the availability under the Line of Credit was reduced to from $300,000 to $100,000.

            In May 1996, the Company entered into a capital lease agreement for the financing of the upgrade of its computer hardware and software systems. The total cost of the project is estimated at $550,000 and is anticipated to be completed by the end of the next fiscal year. Costs financed on the project were approximately $400,000 as of September 30, 1996. The lease is backed by a $200,000 letter of credit which must be renewed annually subject to the renewal of the Company's Line of Credit. The requirement of the letter of credit will be reviewed on an annual basis. The lease has a term of three years and contains an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the end of the initial term. Based on borrowing rates currently available to the Company on similar arrangements, the fair value of the lease agreement approximates the carrying value.

            Future minimum lease payments under the lease as of September 30, 1996 are as follows:

                  1997                              $ 155,204

                  1998                                155,204

                  1999                                 90,536

                  Total     minimum      lease        400,944
                  payments

                  Less amount representing
                  interest                            (33,086)

                  Net present value of
                  minimum lease payments            $ 367,858

            The  Company paid  $8,138, $720  and $19,435  of interest  on  notes
            payable   and  long-term   debt  during   1996,  1995,   and   1994,
            respectively.

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

            7.  COMMITMENTS AND CONTINGENCIES

            Leases

            Future minimum lease payments under operating leases with initial lease terms in excess of one year are as follows:

                  1997                           $ 279,876

                  1998                             279,876

                  1999                             291,534

                  2000                             326,508

                  2001                             326,508

                  Thereafter                       598,598

                  Future     minimum
                  lease payments                $2,102,900


            The Company leases its facilities under a ten-year lease which began July 15, 1993. The lease may be renewed at the Company's option for two additional five-year periods at an amount approximating fair market value.

            Rent expense under operating leases was $245,470, $226,851, and $184,258 for 1996, 1995, and 1994, respectively.

            Employment Agreements

            Effective April 1995, the Company entered into a three-year employment contract with an executive officer and director of the Company which provides for a base annual salary of $180,000 and eligibility to participate in the Company's Bonus Plan.

            In September 1992, the Company entered into a three-year employment contract effective July 7, 1992 with an executive officer and director of the Company which provided for a base annual salary (modified to $200,000 in October, 1993), compensation reviews, and eligibility to participate in the Company's Bonus Plan. In November 1994, the officer resigned as President, Chief Executive Officer, and Director of the Company. In connection with his resignation the Company paid this former officer $60,000 on December 1, 1994 and $25,000 on December 1, 1995 in consideration for his one-year limited non-compete agreement and general release.

            The Company has consulting agreements with certain members a former member of the Board of Directors. The compensation expensed was $180,000, $160,000 and $120,000 in 1996, 1995 and 1994,
            respectively. Aggregate commitments for future salaries under these employment agreements is $405,000.

            9.  INCOME TAXES

            Differences between the statutory federal income tax rate and the effective rate for the years ended September 30, 1996 1995 and 1994 are as follows:

                                                1996      1995   1994
                 Income tax provision at        (35.0%)  (35.0%) 35.0%                                               )  35.0

                 Effect of graduated tax          1.0     1.0    (1.0)

                 rates
                 Effect of carryback of net               5.3
                 operating losses

                 Operating losses with no         27.8
                 current tax benefit
                 Other                             1.5    (1.7)   1.5



                                                ( 4.7%)  (30.4%)  35.5%


            The Company has net operating loss carryforwards of $800,000 available to offset future taxable income expiring in 2008 through 2009. A valuation allowance of $216,000 has been provided to reduce the total deferred tax asset to $172,000 because it is likely that a portion of the tax asset will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes it is more likely than not that the non-reserved portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the
            carryforward period are reduced.   Certain  provisions of  the
            tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

            Additionally, in conjunction with the Alternative Minimum Tax (_AMT_ ) rules, the Company has available AMT carryforwards for tax purposes of approximately $23,000, which may be used indefinitely to reduce regular federal income taxes.

            The components of the net deferred income tax asset at September 30, 1996 and 1995 is as follows:

                                                     1996          1995
                   Bad debt                         $48,870       $34,560

                   Depreciable assets               (42,250)      (73,500)

                   Inventory                         66,300         -
                   valuation
                   allowance
                   Net operating  loss              272,970       123,000
                   carryforwards
                   Other                             (1,490)        6,493
                   Total deferred  tax              344,400        90,553
                   asset
                   Valuation                        216,270         -
                   allowance
                   Net  deferred   tax
                   asset                           $128,130       $90,553

            The Company made no income tax payments during fiscal 1996, 1995, and 1994. Due to the Company's net operating loss position, no income tax payments were necessary in fiscal 1996 and 1995. In fiscal 1994, overpayments of tax from fiscal year 1993 were applied to the period. The Company received $129,000, $10,000 and $73,000 of income tax refunds during 1996, 1995 and 1994, respectively.

            10.  ROYALTY AND SALES REPRESENTATION AGREEMENTS

            In 1990, the Company acquired rights to sell a radio programming software product for which royalties of 50-65% are payable by the Company on sales as collected. Royalties under this agreement totaled  $72,132, $313,210,  and $308,429  in 1996,  1995 and  1994,
            respectively.  This agreement was terminated in January, 1996.

            The Company has an agreement with a production company whereby the production company is entitled to a 50% royalty on sales of a production library which it developed for the Company. Royalties under this agreement totaled $26,000, $51,026, and $131,117 in 1996, 1995, and 1994, respectively.

            The Company has certain distribution arrangements with independent sales agents in the United Kingdom, Europe, Australia, Japan, the Commonwealth of Independent States (C.I.S.), Canada and elsewhere. Fees included in commission expense under these arrangements were $989,000, $1,034,000 and $1,299,000 in 1996, 1995, and 1994,
            respectively.

            11.  STOCKHOLDERS' EQUITY

            Stock Options

            On December 3, 1991, the Board of Directors approved a Long Term Incentive Plan (the _Plan_) which provides for grants of Incentive Stock Options to selected employees and for grants of Nonqualified Stock Options to any persons who in the opinion of the Board of Directors perform significant services on behalf of the Company. Each member of the Compensation Committee who is not an employee or full-time consultant of the Company is automatically granted in December of each year, commencing in 1991, for five years (but only for so long as he or she remains a member of the Compensation Committee), a Nonqualified Stock Option for 2,500 shares. The maximum number of shares which may be issued pursuant to the exercise of options under the Plan was 187,500 shares. Effective October 28, 1993, the Board of Directors approved an amendment to the Plan which increased the total number of shares which may be issued to 250,000 shares of common stock.

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

            SFAS No. 123, _Accounting for Stock-Based Compensation_, which is effective for fiscal years beginning after December 15, 1995, requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them. Management expects to continue to measure compensation costs using APB Opinion No. 25, _Accounting for Stock Issued to Employees_, and will therefore include pro forma disclosures in the notes to the financial statements for all awards granted after December 31, 1994. The Company will disclose the proforma net income and pro forma earnings per share as if the fair value based accounting method in SFAS No. 123 had been used to account for stock-based compensation cost in future financial statement presentations.

            Option information for the fiscal year ended September 30, 1996:


         		       Option Price           Number of  Shares
	                       per share	          1996             1995
               Options
               outstanding:
                  Incentive           $1.0625 -       210,000	190,000
                                        $2.50
                  Nonqualified          $1.20          25,000    20,000
               Options
               exercisable:
                  Incentive           $1.0625 -        84,375    65,000
                                        $2.50
                  Nonqualified          $1.20          18,500    13,500


                 Options granted during the year     55,000      125,000
                 Options exercised during the year      -           -
