Form 10QSB
period 1996-12-31
TM CENTURY INC
filed 1997-02-14
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



            X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended: December 31, 1996



               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE


                               EXCHANGE ACT

                        Commission file No. 0-13167


                             TM CENTURY, INC.
        (Name of small business issuer as specified in its charter)


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

  The number of issuer's shares of Common Stock outstanding as of December 31, 1996 was 2,527,393.


  Transitional Small  Business Disclosure Format (check  one): Yes___ No
  X

                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                        DECEMBER 31, 1996 AND 1995

  1.  BASIS OF PRESENTATION

  The interim financial statements of TM Century, Inc. (the Company) at December 31, 1996, and for the three months ended December 31, 1996 and 1995, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1996 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended
  September 30, 1996. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1996 presentation.

  The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended December 31, 1996 are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

  The Company has net operating loss carryforwards of approximately $1.1 million available to offset future taxable income expiring in 2008 through 2009. The Company has recorded a deferred tax asset of $173,000 after deduction of a valuation allowance of $317,000 to reduce the total deferred tax asset because it is likely that a portion of the tax asset will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes it is more likely than not that the non-reserved portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

  3.  LONG-TERM DEBT AND LEASE OBLIGATIONS

  The Company has a $300,000 revolving Line of Credit with a bank which provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears a commitment fee of 0.5% per annum, is renewable annually, subject to the consent of both parties. The Line of Credit is expected to be renewed on February 28, 1997. No borrowings were drawn under the Line of Credit during the quarter. In conjunction with the Company's leasing arrangement discussed below, the availability under the Line of Credit was reduced from $300,000 to $100,000.

  In May 1996 the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems. During the quarter, the remaining $100,000 was financed of the $550,000 project. The lease is backed by a $200,000 letter of credit which must be renewed annually subject to the renewal of the Company's Line of Credit. The requirement of the letter of credit will be reviewed on an annual basis. The lease has a term of three years and contains an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the end of the initial term. Based on borrowing rates currently available to the Company on similar arrangements, the fair value of the lease agreement approximates the carrying value.



                             TM CENTURY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATION


  TM Century, Inc. is engaged primarily in the creation, production, marketing, and worldwide distribution of compact disc music libraries, production libraries, station identification jingles, computer software used in music scheduling and specialized computer equipment and software for radio stations.

  Forward-Looking Statements

  This Quarterly Report contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the Company's ability to develop new products cost-effectively; continued maturation of the domestic and international markets for compact disc technology; acceptance by customers of the Company's existing and any new products and formats; the development by competitors of products using improved or alternative technologies and the potential obsolescence of technologies used by the Company; the continued availability of software, hardware and other products obtained by the Company from third parties; dependence on distributors, particularly in the international market, and on third parties engaged to replicate the Company's products on compact discs; the retention of employees; the success of the Company's current and future efforts to reduce operating expenses; the effectiveness of new marketing strategies; and general economic conditions. There may be other risks and uncertainties that management is not able to predict.

  When used in this Quarterly Report, words such as believes, expects, intends, plans, anticipates, estimates and similar expressions  are  intended  to  identify  forward-looking  statements,
  although  there   may  be   certain  forward-looking   statements  not
  accompanied by such expressions.


  LIQUIDITY AND CAPITAL RESOURCES

  The Company relies upon current sales of music libraries, jingles, and specialized computer equipment and software on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to four years. The Company is obligated to provide music updates throughout the contract terms for weekly music service contracts. Sales of music libraries, jingles, and specialized computer equipment and software and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 1997.

  During the quarter, approximately $6,000 was spent for the purchase of property and equipment and for product development costs for software development, new music libraries, and music library updates. Funds for operating needs, new product development, and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $100,000 in fiscal 1997. Management anticipates that cash flow from operations, cash reserves, and funds available under the Company's line of credit will be sufficient to meet these capital requirements at least through the end of fiscal year 1997.

  In May 1996 the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems. During the quarter, the remaining $100,000 was financed of the $550,000 project. The Company is required to repay the amount financed in equal monthly payments of principal and interest during the term of the lease. Monthly payments on the lease are approximately $16,000. The term of the lease is three years and the lease is backed by a letter of credit in the amount of $200,000. The letter of credit reduces the availability under the Company's revolving Line of Credit from $300,000 to $100,000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements. The Company has no other significant commitments for capital expenditures in fiscal 1997.

  The Company's revolving Line of Credit with a bank provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears a commitment fee of 0.5% per annum, is renewable annually, subject to the consent of both parties. The Line of Credit is expected to be renewed on February 28, 1997. No borrowings were drawn under the Line of Credit during the quarter and no long-term borrowing is anticipated in the foreseeable future at the current levels of business operation.

  On December 19, 1996, the Board of Directors by resolution authorized the Company to purchase up to 50,000 shares of its common stock, and on January 27, 1997, authorized the Company to purchase an additional 25,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, through December 31, 1997. As of January 31, 1996, the Company had purchased 52,000 shares of which 9,800 were purchased during the first quarter. Such purchases which were made at an average price of $.75 per share, were funded by cash reserves of the Company. Future purchases are expected to be funded by cash reserves of the Company.

  Inventories decreased approximately $160,000 compared to the September 30, 1996 balance due to the amortization of production development costs of approximately $80,000 and the depletion of inventory from stock of approximately $80,000.

  RESULTS OF CONTINUING OPERATIONS

  Revenues declined approximately 4% or $75,000 in the three month period ended December 31, 1996 as compared to the same period for the previous year. The decrease was due primarily to a decline in music scheduling software sales of approximately $138,000 and a decline in production library sales of $70,000 related to expired three-year contracts. These declines were offset by increases in sales of compact disc music libraries of approximately $80,000 and increases of approximately $80,000 for a weekly comedy service.

  The decline in software sales was due to the termination of the Company's agreement with it's supplier of computer software in January 1996. The Company is currently marketing a music scheduling software produced by another supplier. The Company expects that it will be able to build its customer base for its software used in programming music sequences and for automated music playback systems over the next five years.

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

  As the compact disc music library market continues to mature, sales of compact discs are generated primarily from changes in music formats rather than from conversions to compact disc music delivery technology. Management believes that the decline in compact disc music library revenues may continue as the compact disc music library market has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. International markets have not yet reached maturity for compact disc technology. Sales of music libraries in international markets increased during the quarter.

  The increase in revenue from weekly comedy services is due primarily to barter arrangements whereby revenues are derived from obtaining commercial airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. The Company expects to market other products using similar barter arrangements in the future. Revenues from such barter arrangements are expected to continue to increase in the future.

  On February 9, 1996 the Company entered into a five year marketing agreement with Electronic Data Systems Corporation (EDS), which provides the Company with the exclusive right to distribute and sublicense the EDS CoSTAR_ hard disk audio storage and retrieval system to radio stations within the United States and its territories. The agreement provides exclusive distribution rights to the Company through December 31, 2000, subject to meeting certain annual performance goals. Progress on development needs and support systems necessary to market the product in the U.S. continues to be delayed. The CoSTAR system is not expected to impact revenues in the foreseeable future.

  Selling and commission costs as a percentage of revenue increased $77,000 and as a percentage of revenues increased to 32% from 25% of revenue due primarily to convention expense incurred of $25,000 and increases in commissions and sales management costs of $50,000 due to changes in sales force and commission plans.

  General and administrative costs increased $100,000 due primarily to an increase in provisions for state and local taxes and related expenses of $40,000, an increase in rent expense on the lease of Company's headquarters of $12,000, and an increase in personnel costs of $40,000.

  Depreciation   increased  approximately   $40,000  due   primarily  to
  depreciation expense for computer hardware and software acquired under capital leases.

                        PART II. OTHER INFORMATION

  Item 1. Legal proceedings - Not applicable.

  Item 2. Changes in securities - Not applicable.

  Item 3. Defaults upon senior securities - Not applicable.

  Item 4. Submission of matters to a vote of security holders - Not applicable.

  Item 5. Other information - Not applicable.

  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits
  Material Contracts:
  None

   (b) Reports on Form 8-K
  No reports on Form 8-K were filed by the Company during the period October 1, 1996 through December 31, 1996.

                                SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Dated: February 14, 1997

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