Form 10QSB
period 1997-03-31
TM CENTURY INC
filed 1997-05-15
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



            X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended: March  31, 1997



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

  Issuer's telephone number:
  (972) 247-8850


  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
  for the past 90 days. Yes   X   No___

  The number of issuer's shares of Common Stock outstanding as of April 30, 1997 was 2,483,193.






  Transitional Small  Business Disclosure Format (check  one): Yes___ No  X

                             TM CENTURY, INC.
                              Balance Sheets
             March 31, 1997 (Unaudited) and September 30, 1996

                              ASSETS
                                            March 31,       September 30,
                                               1997            1996
  CURRENT ASSETS
    Cash                                     $   229,723     $   377,855
    Accounts and notes receivable
       less allowances of $185,000 and           902,494         829,848
       $144,000, respectively
    Inventories, net                             909,417       1,220,454
    Deferred federal income taxes                173,377         171,877
    Prepaid expenses and other current assets    109,763          51,573

       TOTAL CURRENT ASSETS                    2,324,774       2,651,607

  PROPERTY AND EQUIPMENT                       2,419,442       2,298,086
    Less accumulated depreciation             (1,404,373)     (1,224,005)
       NET PROPERTY AND EQUIPMENT              1,015,069       1,074,081

  INVENTORIES - NONCURRENT, net                  236,556         351,016
  OTHER ASSETS                                    15,903          15,388

    TOTAL                                     $3,592,302      $4,092,092

                   LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Accounts payable                            $187,527        $225,260
    Accrued expenses                             216,570         123,619
    Current portion of obligation under          159,248         121,303
    capital lease
    Deferred revenue                              31,458          24,298
    Customer deposits                             85,553          71,568

       TOTAL CURRENT LIABILTIIES                 680,356         566,048

  OBLIGATION UNDER CAPITAL LEASE                 231,877         246,555
  CUSTOMER DEPOSITS - NONCURRENT                 162,273         159,531
  DEFERRED FEDERAL INCOME TAXES                   45,247          43,747

       TOTAL LIABILITIES                       1,119,753       1,015,881

  STOCKHOLDERS'  EQUITY
    Common stock, $.01 par value; authorized 7,500,000
    shares; 2,970,481 shares issued               29,705          29,705
    Paid-in capital                            2,275,272       2,275,272
    Treasury stock - at cost, 487,288 and    (1,291,227)     (1,250,316)
    433,288 shares, respectively
    Retained earnings                          1,458,799       2,021,550

       TOTAL STOCKHOLDERS' EQUITY              2,472,549       3,076,211

    TOTAL                                     $3,592,302      $4,092,092
   See notes to interim financial statements

                             TM CENTURY, INC.
       Statements of Operations and Retained Earnings (Unaudited)
           For the Three Months Ended March 31, 1997 and 1996

                                                1997          1996
  REVENUES                                    $1,846,758    $1,766,819

  COSTS AND EXPENSES:
    Production, programming and technical        744,039       759,140
    costs
    General and                                  554,665       592,208
    administrative
    Selling and commissions                      576,354       468,377
    Depreciation                                  90,000        47,562
    Reduction in carrying value of               148,000             -
    inventories

           TOTAL                               2,113,058     1,867,287

  OPERATING LOSS                               (266,300)     (100,468)

  OTHER INCOME
  (EXPENSES):
    Interest expense                             (5,503)             -
    Other, net                                     3,022         2,086

           TOTAL                                 (2,481)         2,086

  LOSS BEFORE INCOME                           (268,781)      (98,382)
  TAXES

  INCOME TAX (BENEFIT)
  PROVISION:
    Deferred                                           -       (7,654)

           TOTAL                                       -       (7,654)

  NET LOSS                                   ($ 268,781)      ($90,728)

   RETAINED EARNINGS, BEGINNING OF PERIOD       1,727,580    2,725,840
  RETAINED EARNINGS, END OF PERIOD            $1,458,799    $2,635,112


  NET LOSS PER COMMON SHARE                      ($0.11)       ($0.04)

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                  2,491,624     2,537,193

  See notes to interim financial statements


                            TM CENTURY, INC.
       Statements of Operations and Retained Earnings (Unaudited)
            For the Six Months Ended March 31, 1997 and 1996

                                                1997           1996
  REVENUES                                    $3,507,398    $3,535,722

  COSTS AND EXPENSES:
    Production, programming and technical      1,489,488     1,544,411
    costs
    General and                                1,143,011     1,073,964
    administrative
    Selling and commissions                    1,101,476       918,560
    Depreciation                                 180,368        98,375
    Reduction in carrying value of               148,000             -
    inventories

           TOTAL                               4,062,343     3,635,310

  OPERATING LOSS                               (554,945)      (99,588)

  OTHER INCOME
  (EXPENSES):
    Interest expense                            (13,180)             -
    Other, net                                     5,374         4,589

           TOTAL                                 (7,806)         4,589

  LOSS BEFORE INCOME                           (562,751)      (94,999)
  TAXES

  INCOME TAX (BENEFIT)
  PROVISION:
    Deferred                                           -      (19,744)

           TOTAL                                       -      (19,744)

  NET LOSS                                            ($            ($
                                                562,751)       75,255)

  RETAINED EARNINGS, BEGINNING OF PERIOD       2,021,550     2,710,367
  RETAINED EARNINGS, END OF PERIOD            $1,458,799    $2,635,112

  NET LOSS PER COMMON SHARE                      ($0.22)       ($0.03)

  WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                  2,514,283     2,537,193

  See notes to interim financial statements.

                          TM CENTURY, INC.
              Statements of Cash Flows (Unaudited)
        For the Six Months Ended March 31, 1997 and 1996
                                            1997        1996
  OPERATING ACTIVITIES:
    Net Loss                             ($562,751)  ($75,255)
    Adjustments to reconcile net income
       to net cash provided by (used in) operations:
       Depreciation                         180,368     98,375
       Amortization                         138,190    188,638
       Deferred income taxes                       -   (19,744)
       Provision for doubtful accounts       40,000     42,000
       Reduction in carrying value of       148,000
       inventories
       Changes in operating assets and liabilities:
          Accounts receivable              (112,646)    105,284
          Inventories                       139,307     28,654
          Prepaid expenses and other assets (58,705)    (7,675)
          Accounts payable and accrued       55,218   (101,424)
          expenses
          Deferred revenue                    7,160          -
          Customer deposits                  16,727   (158,598)

    NET CASH PROVIDED BY (USED IN)          (9,132)    100,255
    OPERATING ACTIVITIES

  INVESTING ACTIVITIES:
    Acquisition of treasury stock          (40,911)          -
    Purchases of property and equipment    (17,478)   (18,679)
    Principal payments received on notes          0      4,423
    receivable

    NET CASH USED IN INVESTING ACTIVITIES  (58,389)   (14,256)

  FINANCING ACTIVITIES:
    Principal payments on capital lease    (80,611)          -
    obligations

    NET CASH USED IN FINANCING ACTIVITIES (80,611)          -

  INCREASE (DECREASE)IN CASH              (148,132)     85,999
  CASH AT BEGINNING OF PERIOD               377,855    245,812
  CASH AT END OF PERIOD                    $229,723   $331,811

  Supplemental disclosures of cash flow information:

    Cash paid for interest                   $13,180       -
    Noncash investing and financing activities
       Capital lease obligation incurred    $103,878       -

  See notes to interim financial statements.

                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                          MARCH 31, 1997 AND 1996

  1. BASIS OF PRESENTATION

  The interim financial statements of TM Century, Inc. (the _Company_) at March 31, 1997, and for the three and six months ended March 31, 1997 and 1996, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1996 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1996. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1997 presentation.

  The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended March 31, 1997 are not necessarily indicative of the results which can be expected for the entire fiscal year.


  2.  INCOME TAXES

  Deferred income taxes are provided, when applicable, on temporary differences between the recognition of income and expense for tax and for financial accounting purposes in accordance with Statement of Financial Accounting Standards No. 109 (_SFAS 109_). Temporary differences which give rise to deferred taxes include basis differences of property and equipment, accelerated tax depreciation in excess of book depreciation, and valuation allowances provided in excess of amounts deductible for tax purposes. Under the provisions of SFAS 109, recognition of deferred tax assets is permitted for such amounts which can be carried forward to future periods.

  The Company has net operating loss carryforwards of approximately $1.4 million available to offset future taxable income expiring in 2008 through 2009. The Company has recorded a deferred tax asset of $173,000 after deduction of a valuation allowance of $400,000 to reduce the total deferred tax asset because it is likely that a portion of the tax asset will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes it is more likely than not that the non-reserved portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

  3.  LONG-TERM DEBT AND LEASE OBLIGATIONS

  The Company has a $300,000 revolving Line of Credit with a bank which provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears an annual commitment fee of 0.5% of the unused amounts, is renewable annually, subject to the consent of both parties. The Line of Credit was renewed through February 28, 1997 with no other changes in terms. No borrowings were drawn under the Line of Credit during the quarter. In conjunction with the Company's leasing arrangement discussed below, the availability under the Line of Credit was reduced from $300,000 to $100,000.

  In May 1996 the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems. During the quarter ended March 31, 1997, the Company obtained financing on the remaining $100,000 of the total $550,000 project. The lease is backed by a $200,000 letter of credit which must be renewed annually subject to the renewal of the Company's Line of Credit. The requirement of the letter of credit will be reviewed on an annual basis. The lease has a term of three years and contains an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the end of the initial term. Based on borrowing rates currently available to the Company on similar arrangements, the fair value of the lease agreement approximates the carrying value.

  4.  TREASURY STOCK

  On December 19, 1996, the Board of Directors by resolution authorized the Company to purchase up to 50,000 shares of its common stock, and on January 27, 1997, authorized the Company to purchase an additional 25,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, through December 31, 1997. As of March 31, 1997, the Company has made purchases totaling 54,000 shares. During the quarter ended March 31, 1997, the Company purchased 44,200 shares at an average price of $.78 per share. These purchases were funded by cash reserves of the Company. Future purchases are expected to be funded by cash reserves of the Company.

  5.  INVENTORY

  During the quarter ended March 31, 1997, the Company recorded a charge against operations of approximately $148,000 to reduce the carrying value of its equipment inventory and related assets to their net realizable value.

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

  When used in this Quarterly Report, words such as believes, expects, intends, plans, anticipates, estimates and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

  LIQUIDITY AND CAPITAL RESOURCES

  The Company relies upon current sales of music libraries, jingles, and specialized computer equipment and software on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to four years. The Company is obligated to provide music updates throughout the contract terms for weekly music service contracts. Sales of music libraries, jingles, and specialized computer equipment and software and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 1997. During the quarter ended March 31, 1997, the Company had positive cash flows from operations for the three month period.

  During the quarter ended March 31, 1997, approximately $66,000 was spent for the purchase of property and equipment and for product development costs for software development, new music libraries, and music library updates. Funds for operating needs, new product development, and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $100,000 in fiscal 1997. Management anticipates that cash flow from operations, cash reserves, and funds available under the Company's line of credit will be sufficient to meet these capital requirements at least through the end of fiscal year 1997.

  In May 1996 the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems. The Company is required to repay the amount financed, totaling $550,000 in equal monthly payments of principal and interest during the term of the lease. Monthly payments on the lease are approximately $16,000. The term of the lease is three years and the lease is backed by a letter of credit in the amount of $200,000. The letter of credit reduces the availability under the Company's revolving Line of Credit from $300,000 to $100,000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements. The Company has no other significant commitments for capital expenditures in fiscal 1997.

  The Company's revolving Line of Credit with a bank provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears an annual commitment fee of 0.5% of the unused amounts, is renewable annually, subject to the consent of both parties. The Line of Credit was renewed through February 28, 1998. No borrowings were drawn under the Line of Credit during the quarter.

  On December 19, 1996, the Board of Directors by resolution authorized the Company to purchase up to 50,000 shares of its common stock, and on January 27, 1997, authorized the Company to purchase an additional 25,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, through December 31, 1997. As of March 31, 1997, the Company has made purchases totaling 54,000 shares. During the quarter ended March 31, 1997, the Company purchased 44,200 shares at an average price of $.78 per share. These purchases were funded by cash reserves of the Company. Future purchases are expected to be funded by cash reserves of the Company.

  RESULTS OF CONTINUING OPERATIONS

  Comparison of the Three-Month Periods Ended March 31, 1996 and 1997

  Revenues increased approximately 5% or $80,000 in the three-month period ended March 31, 1997 as compared to the same period for the previous year. The increase was due primarily to increases in revenue for a weekly comedy service of approximately $110,000, increases in sales of compact disc music libraries of approximately $80,000, offset by decreases in production library revenue of approximately $50,000 and decreases in specialized computer equipment and software sales of approximately $60,000.

  The increase in revenue from weekly comedy services is due primarily to barter arrangements whereby revenues are derived from obtaining commercial airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. The Company has begun to market other products using similar barter arrangements. Revenues from such barter arrangements are expected to continue to increase in the future.

  The increase in compact disc music revenues libraries was due to revenues from a new music format targeted to non-broadcast customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. Management believes that the decline in compact disc music library revenues may continue as the compact disc music library market has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. In the third quarter of fiscal 1997, the Company will begin providing equipment manufacturers with pre-recorded music for their hard drive systems. Renewals and new sales growth are subject to customer acceptance of the new products

  The decrease in production library revenue resulted primarily from the expiration of three-year contracts entered into by the Company with customers in prior years and the absence of the development of new libraries in prior years. Although production library revenues from existing libraries may continue to decline as additional three-year contracts expire, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through barter arrangements and sales of new products. During the quarter, the Company introduced a new production library and in the third quarter of fiscal 1997. Sales and new sales growth are subject to customer acceptance of the new products.

  Production, programming and technical costs decreased approximately $15,000 and as a percentage of revenue decreased from 43% to 40%. The decrease was due primarily to the capitalization of the cost of custom jingles orders of $30,000 which will be amortized over the life of the jingle in syndication, offset by an increase in royalties based on profitability of the weekly comedy service.

  Selling and commission costs increased $108,000 and as a percentage of revenues increased to 31% from 27% of revenue due primarily to higher selling costs for products sold under barter arrangements and increases in sales commissions due to changes in sales force and commission plans.

  General and administrative costs decreased $38,000 due to costs recorded in the prior year for the settlement of approximately $60,000 with a long distance service carrier for long distance calls fraudulently charged to the Company's toll free telephone numbers. The decrease was offset by an increase in occupancy costs related to the lease of the Company's headquarters of $12,000.

  Depreciation   increased  approximately   $43,000  due   primarily  to
  depreciation expense for computer hardware and software acquired under capital leases.

  During the quarter ended March 31, 1997, the Company recorded a charge against operations of approximately $148,000 to reduce the carrying value of its equipment inventory and related assets to their net realizable value.

  Comparison of the Six-Month Periods Ended March 31, 1996 and 1997

  Revenues declined approximately $28,000 in the six-month period ended March 31, 1997 as compared to the same period for the previous year. The decline was due primarily to a decline in music scheduling software sales of approximately $153,000 and a decline in production library sales of $120,000 related to expired three-year contracts and a decline in sales of specialized computer equipment of $92,000. These declines were offset by increases in sales of compact disc music libraries of approximately $160,000 and increases of approximately $190,000 for a weekly comedy service.

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

  The increase in revenue from weekly comedy services is due primarily to barter arrangements whereby revenues are derived from obtaining commercial airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. The Company has begun to market other products using similar barter arrangements. Revenues from such barter arrangements are expected to continue to increase in the future.

  Selling and commission costs as a percentage of revenue increased approximately $183,000 and as a percentage of revenues increased to 31% from 26% of revenue due primarily to higher selling costs for products sold under barter arrangements and increases in commissions due to changes in sales force and commission plans.

  General and administrative costs increased approximately $69,000 due primarily to an increase in provisions for state and local taxes and related expenses of $40,000, an increase in occupancy costs related to the lease of Company's headquarters of $30,000 and increases in personnel costs of $75,000. The increases were offset by the prior year settlement of approximately $60,000 with a long distance service carrier for long distance calls fraudulently charged to the Company's toll free telephone numbers.

  Production, programming and technical costs decreased approximately $55,000 and as a percentage of revenue decreased from 44% to 42%. Refer to discussion above regarding the three-month period.

  Depreciation   increased  approximately   $82,000  due   primarily  to
  depreciation expense for computer hardware and software acquired under capital leases.

  During the quarter ended March 31, 1997, the Company recorded a charge against operations of approximately $148,000 to reduce the carrying value of its equipment inventory and related assets to their net realizable value.

                        PART II. OTHER INFORMATION

  Item 1. Legal proceedings - Not applicable.

  Item 2. Changes in securities - Not applicable.

  Item 3. Defaults upon senior securities - Not applicable.

  Item 4. Submission of matters to a vote of security holders
     The holders of approximately 68% of the outstanding common stock of the Company, by written consent executed as of February 28, 1997 in accordance with Delaware law, (i) re-elected each of the four directors of the Company, Neil W. Sargent, Marjorie L. McIntyre, A. Ann Armstrong and Donald E. Latin, and (ii) approved the appointment of Deloitte & Touche as the Company's independent public accountants for the fiscal year ending September 30, 1997. The Company did not solicit proxies or consents in connection therewith.

  Item 5. Other information - Not applicable.

  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits
  Material Contracts:
  10.1. WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated March 3, 1997.
  10.2. Request To Amend A Letter of Credit by and between The Northern Trust Company and TM Century, Inc. dated February 26, 1997.
  27.1   Financial Data Schedule

  (b) Reports on Form 8-K
  No reports on Form 8-K were filed by the Company during the three month period ending March 31, 1997.

                                SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Dated: May 15, 1997

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