Form 10QSB
period 1997-06-30
TM CENTURY INC
filed 1997-08-14
CIK 754590

         U.S. SECURITIES AND EXCHANGE COMMISSION

                  Washington, DC  20549


                       FORM 10-QSB



          X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended: June 30, 1997



          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

                      EXCHANGE ACT

               Commission file No. 0-13167


                    TM CENTURY, INC.
   (Name of small business issuer as specified in its
                        charter)


     Delaware                           73-1220394
(State of incorporation)(IRS Employer Identification  No.)


  2002 Academy, Dallas, Texas                    75234
  (Address of principal executive offices)     (Zip Code)


  Issuer's telephone number:             (972) 247-8850


  Check whether the issuer (1) filed all reports
  required  to be filed by Section 13 or 15(d) of the
  Exchange Act during the  past 12 months (or for such
  shorter period that the registrant was required to
  file such reports), and (2) has been subject to such
  filing requirements for the past 90 days. Yes   X
  No___

  The  number  of  issuer's  shares  of  Common   Stock
  outstanding as of July 31, 1997 was 2,483,193.


  Transitional Small Business Disclosure Format  (check
  one): Yes___ No   X

                              TM CENTURY, INC.
                               Balance Sheets
             June 30, 1997 (Unaudited) and September 30, 1996

                                   ASSETS
                                             June 30,       September 30,
                                               1997             1996
 CURRENT ASSETS
    Cash                                      $365,173           $377,855
    Accounts and notes receivable
       less allowances of $169,000 and $144,000, respectively
                                               760,387            829,848
    Inventories, net                           912,392          1,220,454
    Deferred federal income taxes              173,377            171,877
    Prepaid expenses and other current assets
                                                58,555             51,573
       TOTAL CURRENT ASSETS                  2,269,884          2,651,607

 PROPERTY AND EQUIPMENT                      2,425,928          2,298,086
    Less accumulated depreciation           (1,480,874)        (1,224,005)
       NET PROPERTY AND EQUIPMENT              945,054          1,074,081

 INVENTORIES - NONCURRENT, net                 161,021            351,016
 OTHER ASSETS                                   18,259             15,388
    TOTAL                                   $3,394,218         $4,092,092

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
    Accounts payable                          $174,544           $225,260
    Accrued expenses                           217,196            123,619
    Current portion of obligation under capital lease
                                               156,254            121,303
    Deferred revenue                            16,017             24,298
    Customer deposits                           61,393             71,568
       TOTAL CURRENT LIABILITIES               625,404            566,048

 OBLIGATION UNDER CAPITAL LEASE                192,985            246,555
 CUSTOMER DEPOSITS - NONCURRENT                164,145            159,531
 DEFERRED FEDERAL INCOME TAXES                  45,247             43,747
       TOTAL LIABILITIES                     1,027,781          1,015,881

 STOCKHOLDERS'  EQUITY
    Common stock, $.01 par value; authorized 7,500,000 shares;
       2,970,481 shares issued                  29,705             29,705
    Paid-in capital                          2,275,272          2,275,272
    Treasury stock - at cost, 487,288 and 433,288 shares,
       respectively                         (1,291,227)        (1,250,316)
    Retained earnings                        1,352,688          2,021,550
       TOTAL STOCKHOLDERS' EQUITY            2,366,438          3,076,211
    TOTAL                                   $3,394,219         $4,092,092

                              TM CENTURY, INC.
         Statements of Operations and Retained Earnings (Unaudited)
             For the Three Months Ended June 30, 1997 and 1996




                                                 1997            1996
 REVENUES                                      $1,962,285      $1,583,184

 COSTS AND EXPENSES:
   Production, programming & technical costs      824,465         753,013
   General and administrative                     514,717         600,269
   Selling and commissions                        634,667         433,388
   Depreciation                                    90,000          62,095
             TOTAL                              2,063,849       1,848,765

 OPERATING LOSS                                  (101,564)       (265,581)

 OTHER INCOME (EXPENSES):
   Interest expense                                (6,629)         (1,624)
   Other, net                                       2,082         (36,914)
             TOTAL                                 (4,547)        (38,538)

 LOSS BEFORE INCOME TAXES                        (106,111)       (304,119)

 INCOME TAX (BENEFIT) PROVISION:
   Deferred                                              -         17,556
             TOTAL                                       -         17,556

 NET LOSS                                       ($106,111)      ($321,675)


                             TM CENTURY, INC.
        Statements of Operations and Retained Earnings (Unaudited)
             For the Nine Months Ended June 30, 1997 and 1996




                                               1997            1996
 REVENUES                                    $5,469,684      $5,118,906

 COSTS AND EXPENSES:
    Production, programming and technical     2,313,954       2,285,924
    General and administrative                1,657,728       1,672,514
    Selling and commissions                   1,736,143       1,365,168
    Depreciation                                270,368         160,470
    Reduction in carrying value of inventories  148,000                -
    TOTAL                                     6,126,193       5,484,076

 OPERATING LOSS                                (656,509)       (365,170)

 OTHER INCOME (EXPENSES):
    Interest expense                            (19,809)         (1,691)
    Other, net                                    7,456         (32,257)
    TOTAL                                       (12,353)        (33,948)

 LOSS BEFORE INCOME TAXES                      (668,862)       (399,118)

 INCOME TAX (BENEFIT) PROVISION:
    Deferred                                           -         (2,188)
    TOTAL                                              -         (2,188)

 NET LOSS                                     ($668,862)      ($396,930)

                                 TM CENTURY, INC.
                           Statements of Cash Flows(Unaudited)
                         For the Nine Months Ended June 30, 1997
                                                           1997         1996
 OPERATING ACTIVITIES:
   Net Loss                                              (668,862)    (396,930)
   Adjustments to reconcile net income
     to net cash provided by (used in) operations:
     Depreciation                                         256,869      160,470
     Amortization                                         267,330      287,677
     Deferred income taxes                                      0       (5,451)
     Provision for doubtful accounts                       58,000       60,000
     Loss on disposition of property and equipment              0       40,836
     Reduction in carrying value of inventories           148,000       29,935
     Changes in operating assets and liabilities:
     Accounts receivable                                   11,460      188,000
     Inventories                                           82,727       17,157
     Prepaid expenses and other assets                     (9,853)     (24,355)
     Accounts payable and accrued expenses                 42,861     (161,279)
     Federal income taxes receivable/payable                    0      132,220
     Deferred revenue                                      (8,281)           0
     Customer deposits                                     (5,561)    (174,256)
   NET CASH PROVIDED BY  OPERATING ACTIVITIES             174,690      154,024

 INVESTING ACTIVITIES:
   Acquisition of treasury stock                          (40,911)           0
   Purchases of property and equipment                    (23,964)     (50,744)
   Principal payments received on notes receivable              0        4,423
   NET CASH USED IN INVESTING ACTIVITIES                  (64,875)     (46,321)

 FINANCING ACTIVITIES:
   Principal payments on capital lease obligations       (122,497)     (25,630)
   NET CASH USED IN FINANCING ACTIVITIES                 (122,497)     (25,630)

 INCREASE (DECREASE) IN CASH                              (12,682)      82,073
 CASH AT BEGINNING OF PERIOD                              377,855      245,812
 CASH AT END OF PERIOD                                    365,173      327,885

 Supplemental disclosures of cash flow information:

   Cash paid for interest                                  19,809        1,624

   Noncash investing and financing activities
     Capital lease obligation incurred                    103,878      426,149

                     TM CENTURY INC.

          NOTES TO INTERIM FINANCIAL STATEMENTS

                 JUNE 30, 1997 AND 1996

  1. BASIS OF PRESENTATION

  The interim financial statements of TM Century,  Inc.
  (the _Company_) at  June 30, 1997, and for the  three
  and nine  months ended June  30, 1997  and 1996,  are
  unaudited,  but include  all adjustments  (consisting
  only  of  normal  recurring  adjustments)  which  the
  Company considers necessary for a fair  presentation.
  The  September 30,  1996  balance sheet  was  derived
  from  the balance  sheet  included in  the  Company's
  audited financial statements as filed on Form  10-KSB
  for  the year  ended  September 30,  1996.    Certain
  amounts   previously  reported   in   prior   interim
  financial  statements   have  been  reclassified   to
  conform to the 1997 presentation.

  The   accompanying   unaudited   interim    financial
  statements  are  for  interim  periods  and  do   not
  include all  disclosures normally provided in  annual
  financial   statements,  and   should  be   read   in
  conjunction  with  the  Company's  audited  financial
  statements.    The  accompanying  unaudited   interim
  financial statements for the three and nine months ended June 30, 1997 are not necessarily indicative of the results which can be expected for the entire fiscal year.


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

  The Company has  net operating loss carryforwards  of
  approximately  $1.5   million  available  to   offset
  future taxable income expiring in 2008 through  2009.
  The  Company has  recorded a  deferred tax  asset  of
  $173,000 after deduction of a valuation allowance  of
  $440,000  to  reduce the  total  deferred  tax  asset
  because it is likely that a portion of the tax  asset
  will not  be realized.   Realization is dependent  on
  generating   sufficient  taxable   income  prior   to
  expiration  of  the  loss  carryforwards.  Management
  believes it  is more likely  than not  that the  non-
  reserved portion  of the deferred  tax asset will  be
  realized.   The  amount  of the  deferred  tax  asset
  considered realizable,  however, could be reduced  in
  the near term if estimates of
  future taxable income during the carryforward  period
  are reduced.   Certain provisions of the tax law  may
  limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

  3.  LONG-TERM DEBT AND LEASE OBLIGATIONS

  The Company has  a $300,000 revolving Line of  Credit
  with a bank  which provides a negative pledge on  all
  accounts receivable,  contract rights, and  inventory
  of the Company.  Borrowings under the Line of  Credit
  bear a fluctuating interest rate of prime plus  1.5%,
  payable monthly.  The Line of Credit, which bears  an
  annual commitment fee of 0.5% of the unused  amounts,
  is  renewable annually,  subject  to the  consent  of
  both  parties.    The  Line  of  Credit  was  renewed
  through February  28, 1998 with  no other changes  in
  terms.   No borrowings were drawn  under the Line  of
  Credit during the quarter. In conjunction with the Company's leasing arrangement discussed below, the availability under the Line of Credit was reduced from $300,000 to $100,000.

  In  May  1996  the  Company  entered  into  a   lease
  agreement  for the  financing of  an upgrade  of  its
  computer hardware and  software systems.  During  the
  quarter  ended   December  31,   1996,  the   Company
  obtained financing on  the remaining $100,000 of  the
  total $550,000  project.  The  lease is  backed by  a
  $200,000  letter  of credit  which  must  be  renewed
  annually  subject to  the  renewal of  the  Company's
  Line of  Credit.  The  requirement of  the letter  of
  credit  will be  reviewed on  an annual  basis.   The
  lease  has a  term of  three  years and  contains  an
  option to purchase  the equipment at its fair  market
  value or  renew the lease at  its fair market  rental
  value  at the  end of  the initial  term.   Based  on
  borrowing rates currently available to the Company on similar arrangements, the fair value of the lease agreement approximates the carrying value.

  4.  TREASURY STOCK


  On  December 19,  1996,  the Board  of  Directors  by
  resolution authorized the  Company to purchase up  to
  50,000 shares  of its  common stock,  and on  January
  27,  1997,  authorized the  Company  to  purchase  an
  additional 25,000 shares  of its common stock on  the
  open   market   or   through   privately   negotiated
  transactions,  from  time  to  time,  dependent  upon
  market conditions, through December 31, 1997.  As  of
  June  30,  1997,  the  Company  has  made   purchases
  totaling 54,000 shares. These purchases were funded and future purchases, if any, are expected to be funded by cash reserves of the Company. There were no purchases made during the quarter.

  5.  SALE OF ASSETS

  During the quarter ended March 31, 1997, the  Company
  recorded    a   charge    against    operations    of
  approximately $148,000  to reduce the carrying  value
  of  equipment inventory  and assets  relating to  its
  automated   music  playback   system,  the   Ultimate
  Digital  System_  ("UDS")  to  their  net  realizable
  value.  On  June   6,  1997  the  Company  sold   all
  equipment inventory and assets relating to UDS to  an
  unaffiliated  party.     After consideration  of  the
  $148,000 reserve recorded in the second quarter of 1997, there was no significant financial impact to the Company in connection with the sale.

                    TM CENTURY, INC.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF

      FINANCIAL CONDITION AND RESULTS OF OPERATION

  TM  Century,  Inc.   is  engaged  primarily  in   the
  creation,   production,  marketing,   and   worldwide
  distribution   of  compact   disc  music   libraries,
  production    libraries,    station    identification
  jingles,  and   computer  software   used  in   music
  scheduling for radio stations.

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

  The key  factors that  are not  within the  Company's
  control  and  that  may  have  a  direct  bearing  on
  operating results  include, but are  not limited  to,
  the Company's ability  to develop new products  cost-
  effectively;  continued maturation  of  the  domestic
  and   international   markets   for   compact    disc
  technology; acceptance by customers of the  Company's
  existing  and  any  new  products  and  formats;  the
  development   by  competitors   of   products   using
  improved   or  alternative   technologies   and   the
  potential obsolescence  of technologies  used by  the
  Company; the  continued availability of software  and
  other  products obtained  by the  Company from  third
  parties; dependence on distributors, particularly  in
  the  international  market,  and  on  third   parties
  engaged  to  replicate  the  Company's  products   on
  compact  discs;  the  retention  of  employees;   the
  success of the  Company's current and future  efforts
  to reduce  operating expenses;  the effectiveness  of
  new  marketing   strategies;  and  general   economic
  conditions.     There   may   be  other   risks   and
  uncertainties  that   management  is   not  able   to
  predict.

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

  LIQUIDITY AND CAPITAL RESOURCES

  The  Company  relies  upon  current  sales  of  music
  libraries,  jingles, and  software on  terms of  cash
  upon delivery for operating liquidity.  Liquidity  is
  also provided by  cash receipts from customers  under
  contracts for  production libraries and weekly  music
  service contracts having  terms of up to four  years.
  The  Company is  obligated to  provide music  updates
  throughout  the  contract  terms  for  weekly   music
  service  contracts.     Sales  of  music   libraries,
  jingles,  and  specialized  computer  equipment   and
  software and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 1997. During the quarter ended June 30, 1997, the Company had positive cash flows from operations for the three-month period.

  During   the    quarter   ended   June   30,    1997,
  approximately $78,000 was  spent for the purchase  of
  property and  equipment and  for product  development
  costs  for   new  music   libraries,  music   library
  updates,  and jingles.   Funds  for operating  needs,
  new  product development,  and  capital  expenditures
  for  the period  were  provided from  cash  reserves.
  The Company's  expenditures for property,  equipment,
  and development  of new  products are  discretionary.
  Product development  expenditures are expected to  be
  approximately $175,000  in fiscal  1997.   Management
  anticipates that cash flow from operations, cash reserves, and funds available under the Company's line of credit will be sufficient to meet these capital requirements at least through the end of fiscal year 1997.

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

  On  December 19,  1996,  the Board  of  Directors  by
  resolution authorized the  Company to purchase up  to
  50,000 shares  of its  common stock,  and on  January
  27,  1997,  authorized the  Company  to  purchase  an
  additional 25,000 shares  of its common stock on  the
  open   market   or   through   privately   negotiated
  transactions,  from  time  to  time,  dependent  upon
  market conditions, through December 31, 1997.  As  of
  June  30,  1997,  the  Company  has  made   purchases
  totaling 54,000  shares at an  average price of  $.76
  per  share.   These  purchases were  funded  by  cash
  reserves  of  the  Company.    Future  purchases  are
  expected to be funded by cash reserves of the Company.

  RESULTS OF CONTINUING OPERATIONS

  Comparison of the Three-Month Periods Ended June  30,
  1997 and 1996

  Revenues increased  approximately 24% or $379,000  in
  the  three-month  period  ended  June  30,  1997   as
  compared to  the same period  for the previous  year.
  The increase was due primarily to increases in revenue for a weekly comedy service of approximately
  $30,000 and increases in sales of compact disc music libraries of approximately $290,000.

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

  The increase in  compact disc music library  revenues
  was due to the introduction in the fourth quarter  of
  1996 of a new music format targeted to  non-broadcast
  customers. As the  compact disc music library  market
  matures,    sales  of  compact  discs  are  generated
  primarily from changes  in music formats or sales  of
  new  music  libraries or  formats  rather  than  from
  conversions   to   compact   disc   music    delivery
  technology.    The  market  for  compact  disc  music
  libraries  to  broadcast  customers  has  reached   a
  substantial level of  maturity in the United  States,
  which is  the market from  which the Company  derives
  most of  its music library  revenues.   A decline  in
  revenues from  music library  sales may  result in  a
  proportionately greater  decline in operating  income
  because music  libraries provide higher margins  than
  the Company's other products.   However,   management
  believes that  sales to  non-broadcast customers  and
  the introduction of new products will counteract  the
  declines in  revenues from existing music  libraries.
  New products  include pre-recorded music provided  to
  equipment manufacturers for hard drive systems  which
  was introduced  during the  quarter and  a new  music
  library  targeted to  non-broadcast  customers  which
  was introduced during  the fourth quarter.   Renewals
  and  new  sales   growth  are  subject  to   customer
  acceptance of the new products.

  Overall   production   library   revenues    remained
  consistent  with  the  prior  year.    Decreases   in
  production  library revenue  from the  expiration  of
  three-year  contracts were  offset by  new  contracts
  under  barter  arrangements  for  new  and   existing
  libraries. Although production library revenues  from
  existing  libraries   may  continue  to  decline   as
  additional  three-year contracts  expire,  management
  believes that  production libraries will continue  to
  generate a  significant portion  of overall  revenues
  from  sales  of  existing  products  through   barter
  arrangements and sales of new products.  The  Company
  introduced  a new  production library  in the  second
  quarter of fiscal  1997.  Sales and new sales  growth
  are  subject  to  customer  acceptance  of  the   new
  products.

  Production,   programming    and   technical    costs
  increased approximately $71,000 and as a percentage of revenue decreased from 47% to 42%. The decrease as a percentage of revenues is due to the increase in sales of compact disc libraries which have higher profit margins.

  Selling and  commission costs increased $201,000  and
  as a  percentage of  revenues increased  from 27%  to
  32% of revenue due primarily to higher selling  costs
  for   products  sold   under   barter   arrangements,
  promotional   costs  of   new  products   and   sales
  promotions  and increases  in sales  salaries due  to
  changes  in   sales  force   and  commission   plans.
  Commissions on international sales accounted for  30%
  of selling and commission costs.

  General  and administrative  costs decreased  $85,000
  due to decreases in salaries related to changes in personnel and decreases in professional fees.

  Depreciation  increased  approximately  $30,000   due
  primarily  to   depreciation  expense  for   computer
  hardware and software acquired under capital leases.

  On  June  6, 1997  the  Company  sold  all  equipment
  inventory and assets relating to its automated  music
  playback  system to  an  unaffiliated party.    After
  consideration of  the reserve previously  established
  with respect to the assets, there was no  significant
  financial impact  to the Company  in connection  with
  the sale.     Management believes that the sale  will
  allow the Company  to better concentrate on its  core
  competencies   of   music   software   products   and
  services.

  Comparison of the  Nine-Month Periods Ended June  30,
  1997 and 1996.

  Revenues increased approximately 6.9% or $350,000  in
  the  nine-month  period   ended  June  30,  1997   as
  compared to  the same period  for the previous  year.
  The increase was due primarily to increases in  sales
  of  compact  disc music  libraries  of  approximately
  $400,000, and  an increase of approximately  $225,000
  in sales of  a weekly comedy service.  The  increases
  were  offset  by   a  decline  in  music   scheduling
  software  sales  of  approximately  $150,000  and   a
  decline in sales of specialized computer equipment of $70,000.

  The increase in compact disc music library revenues was due to the introduction in the fourth quarter of 1996 of a new music format targeted to non-broadcast customers. Refer to discussion above for the three month period for information regarding the music library market.

  The increase in  revenue from weekly comedy  services
  was  due  primarily to  barter  arrangements  whereby
  revenues  are   derived  from  obtaining   commercial
  airtime  from radio  stations  in exchange  for  such
  weekly  services   and  marketing  such  airtime   to
  advertisers.   The Company has begun to market  other
  products   using    similar   barter    arrangements.
  Revenues from such barter arrangements are expected to continue to increase in the future.

  The  decline  in  software  sales  was  due  to   the
  termination  in   January  1996   of  the   Company's
  agreement  with  its  former  supplier  of   computer
  software used  in programming music  sequences.   The
  Company is currently marketing a music scheduling software produced by another supplier. The Company expects that it will be able to build its customer base for its music scheduling software over the next five years but does not expect revenue levels to attain its former levels.

  The  decline   in  sales   of  specialized   computer
  equipment  was  due  to  declines  in  sales  of  the
  Company's automated  music playback system, the  UDS.
  During the quarter ended March 31, 1997, the  Company
  recorded    a   charge    against    operations    of
  approximately $148,000  to reduce the carrying  value
  of  equipment inventory  and assets  relating to  the
  UDS to  their net realizable value.  On June 6,  1997
  the Company sold  all equipment inventory and  assets
  relating to the UDS to an unaffiliated party.   After
  consideration of the reserve previously established with respect to the assets, there was no significant financial impact to the Company in connection with the sale.

  Selling  and  commission costs  as  a  percentage  of
  revenue  increased approximately  $183,000 and  as  a
  percentage of revenues  increased from 27% to 32%  of
  revenue  due primarily  to higher  selling costs  for
  products   sold  under   barter   arrangements,   and
  increases in salaries and commissions due to changes in sales force and commission plans. Commissions on international sales accounted for 40% of selling and commission costs.

  General    and   administrative    costs    decreased
  approximately $15,000 due primarily to the prior year settlement of approximately $60,000 with a long distance service carrier for long distance calls fraudulently charged to the Company's toll free telephone numbers offset by an increase in occupancy costs related to the lease of Company's headquarters of $40,000.

  Production,   programming    and   technical    costs
  increased approximately $28,000 and as a percentage of revenue decreased from 45% to 42%. The decrease as a percentage of revenues is due to the increase in sales of compact disc libraries which have higher profit margins.

  Depreciation  increased  approximately  $110,000  due
  primarily  to   depreciation  expense  for   computer
  hardware and software acquired under capital leases.

               PART II. OTHER INFORMATION

  Item 1. Legal proceedings - Not applicable.

  Item 2. Changes in securities - Not applicable.

  Item 3. Defaults upon senior securities - Not applicable.

  Item 4. Submission of matters to a vote of security holders - Not applicable.

  Item 5. Other information - Not applicable.

  Item 6. Exhibits and Reports on Form 8-K

  (a) Exhibits
  10. Material Contracts:  None.
  27.1   Financial Data Schedule

  (b) Reports on Form 8-K
  No reports on Form 8-K were filed by the Company during the three month period ending June 30, 1997.

                       SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Dated: August 14, 1997

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