Form 10KSB
period 1997-09-30
TM CENTURY INC
filed 1997-12-31
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended:  September 30, 1997
   Commission file No. 0-13167


                             TM CENTURY, INC.
              (Name of small business issuer in its charter)

     Delaware                                                 73-1220394
   (State of incorporation)           (IRS Employer Identification  No.)


   2002 Academy, Dallas, Texas                                     75234
   (Address of principal executive offices)                   (Zip Code)

   Issuer's telephone number:                             (972) 406-6800

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

   The issuer's revenue for its most recent fiscal year was $7,246,663.

   The aggregate market value of the voting stock held by non-affiliates of the issuer on December 19, 1997, based upon the average bid and asked prices of such stock on that date was $489,500. The number of issuer's shares of Common Stock outstanding as of December 19, 1997 was 2,483,193.

                    DOCUMENTS INCORPORATED BY REFERENCE

   Certain information contained in the Company's 1998 Information Statement is incorporated by reference in Part III.

   Transitional Small Business Disclosure Format (check one): Yes__ No X

                                  PART I

   ITEM 1. DESCRIPTION OF BUSINESS

   General
   TM Century, Inc. (the _Company_) is engaged primarily in the creation, production, marketing, and worldwide distribution of compact disc music libraries, production libraries, station identification jingles, and computer software used in music scheduling for radio stations worldwide.

   The Company (formerly TM Communications, Inc.) was incorporated as a Delaware corporation on May 2, 1984. In October 1990, the Company changed its name from TM Communications, Inc. to TM Century, Inc.
   following an August 1990 business combination transaction with Century 21 Programming, Inc. The Company's principal offices are located at 2002 Academy, Dallas, Texas 75234, and its telephone number is (972) 406-6800.

   Products

   The Company creates, produces, markets, and distributes goods and services for radio stations worldwide. Products include special compilations of popular music on compact discs and computer hard drives, instrumental backgrounds for commercials and sound effects (collectively, _music libraries_), station identification jingles, and computer software used in music scheduling for radio stations.

   Music libraries are sold on compact discs and hard drives and include original recordings of background music and sound effects written and produced by the Company as sources of production material for radio stations (_production libraries_). Production libraries are available in a variety of musical styles and are used by radio stations as background music for contests, promotions and commercials. Music libraries also include compilations of copyrighted music of original artists sold in eleven different music formats ("compact disc libraries"): Adult Contemporary, Easy Listening, Classic Hits, Country, Classic Rock, Contemporary Hit Radio, Urban, and Seventies Rock, New Adult Contemporary, Dance and Latin. The Company provides a weekly service of new record releases on compact disc to its compact disc library customers.

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

   Computer software is sold by the Company for use by customers in programming music play sequences. During January 1996, the Company's agreement with its previous supplier of computer software used by customers in programming music play sequences was terminated and a new agreement was negotiated with another supplier. Management does not believe that the loss of any of its sources of supply of computer hardware and software would cause a significant interruption in the Company's ability to make timely delivery of products to its customers or cause a significant interruption of the Company's operations, as there are several alternative sources available for each of these items.

   In May 1995, the Company discontinued production and marketing of radio station commercials for television broadcast. This product had been operating at a net loss for the previous three fiscal years.

   In June  1997 the  Company sold  its  Ultimate Digital  Studio  (UDS)
   division.    The  UDS division  distributed  specialized   computer
   broadcast equipment and software that controlled music on compact disc juke boxes. This product had been operating at a loss for the previous three fiscal years.

   Set forth in the following tables are the Company's gross revenues (in thousands) by significant product category for the years ended September 30, 1997, 1996 and 1995.

     (Dollar Amounts in Thousands)                   Period Ended
                                             1997      1996       1995

      Broadcast Services
      Music Libraries                        $5,707    $4,673    $5,453
      Radio Jingles                           1,051     1,092       968
      Software and Compact Disc Equipment       461       744     1,836
      Other                                      27       460       405

      Total                                  $7,246    $6,969    $8,662


   Marketing and Distribution

   The Company currently sells and supplies its products and services to customers in the United States and Canada through its own sales staff in Dallas, Texas. Domestic sales are made through telephone solicitation, advertising in trade magazines, and trade convention displays. The Company also sells its products through distribution arrangements with independent sales agents in the United Kingdom, Europe, Australia, Japan, the Commonwealth of Independent States (C.I.S.), and elsewhere. Other than fees paid to independent sales agents, no other significant costs are incurred by the Company in conjunction with its international sales activities. Products are shipped from the Company's headquarters or from the Company's supplier of compact disc replication services via mail and express delivery services.

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

   Customers

   The Company's business is primarily dependent upon the radio broadcasting industry. The Company's revenues are generated from sales to customers in the United States and Canada, and from sales through agents of the Company in the United Kingdom, Europe, Australia, Japan, the C.I.S. and elsewhere. According to industry publications, approximately 11,000 radio stations were licensed by the Federal Communications Commission (FCC) for public broadcasting in the United States. Management believes that approximately 10,000 stations in the U.S. may require products and services of the type provided by the Company. No single customer has accounted for more than 10% of the Company's revenues in any of the past three years. Gross revenues from foreign sales totaled $2,200,000, $2,300,000, and $2,700,000 for the years ended 1997, 1996 and 1995, respectively.

   Competition

   The Company  competes  with  several  other  music  syndicators  that provide either music libraries or radio jingle packages to the broadcast industry, and certain companies which provide music scheduling products. Management believes the Company offers a broader array of broadcast products and services than any of its competitors. Competing radio program syndicators generally provide either jingles, production libraries, or music on tape, records, compact disc, or via satellite. Management believes the Company is one of the leading suppliers of radio music services and the largest supplier of radio music services on compact disc. The Company competes with several hundred jingle producers; however, management believes only a few specialize in radio station identification materials. Management believes the Company is one of the largest suppliers of radio station identification jingles in the industry. Several dozen providers of production libraries compete with the Company. Management believes it is one of the major suppliers of production libraries to the radio industry. While certain competing products may  be  considered  to  be  equal  in  price  or  technical performance, management believes the Company also competes effectively on the basis of quality and creativity within each product line.

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

   Employees

   As of December 1, 1997, the Company had approximately 45 full-time employees. The Company also contracts with other personnel and subcontractors who provide creative talent for various projects on an as-needed basis.

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

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1997.


                                  PART II

   ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The Company's common stock is thinly traded in the over-the-counter market under the symbol _TMCI_. The following table sets forth, for the periods shown, the range of the high and low bid quotations for the Company's common stock in the over-the-counter market as reported by NASDAQ. The Company was de-listed from NASDAQ in February 1997 for not meeting the minimum NASDAQ SmallCap market requirements. Since that time the stock continues to be traded on the OTC market with quotations obtained from the OTC bulletin board. Quotations are inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                    Common Stock Bid

                                      High      Low

          Fiscal 1997:
                       1st Quarter    $ .94    $ .50
                       2nd Quarter     1.12      .56
                       3rd Quarter     1.00      .40
                       4th Quarter      .66      .44

          Fiscal 1996:
                       1st Quarter    $1.63    $ .69
                       2nd Quarter     1.22      .56
                       3rd Quarter     1.22     1.16
                       4th Quarter     1.22      .72


   As of September 30, 1997 the Company had approximately 216 record owners and 600 beneficial owners of its common stock. The Company has not paid dividends on the common stock and does not anticipate paying dividends in the foreseeable future.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

   Forward-Looking Statements

   This Annual Report contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. The Company can give no assurance that the expectations indicated by such forward-looking
   statements will  be realized.   If  any of  management's  assumptions
   should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, continued maturation of the domestic and international markets for compact disc technology; acceptance by the customers of the Company's existing and any new products and formats; the development by competitors of products using improved or alternative technologies and the potential obsolescence of technologies used by the Company; the continued availability of software, hardware and other products obtained by the Company from third parties; dependence on distributors, particularly in the international market, and on third parties engaged to replicate the Company's products on compact discs; the retention of employees; the success of the Company's
   current  and  future  efforts  to  reduce  operating  expenses;   the
   effectiveness of new marketing strategies; and general economic conditions. Additionally, the Company may not have the ability to develop new products cost-effectively. There may be other risks and uncertainties that management is not able to predict.

   When used in this Annual Report, words such as _believes,_ _expects,_ _intends,_ _plans,_ _anticipates,_ _estimates_ and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by section 21E of the Securities Exchange Commission Act of 1934.


   Liquidity and Capital Resources

   The Company relies upon current sales of music libraries, jingles, and music scheduling software on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to four-years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries, jingles, and software and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 1998.

   During fiscal 1997, the Company made $97,000 in capital expenditures for the purchase of property and equipment which compares to capital expenditures of $73,000 in 1996 and $247,000 in 1995. Capital expenditures in 1997 were primarily associated with upgrades of production equipment. Product development costs of $198,500 were incurred during fiscal 1997 for software development, new music libraries, and music library updates, which compares to product development expenditures of $146,000 in 1996 and $288,000 in 1995. Funds for operating needs, new product development, and capital expenditures for the year ended September 30, 1997 were provided from operations and cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $150,000 in fiscal 1998. In May 1996 the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems, which was completed in fiscal year 1997. The cost of the project was $529,000, of which $426,000 was financed as of September 30, 1996 and the remaining $103,000 was financed in fiscal 1997. The Company is required to repay the amount financed in equal monthly payments of principal and interest during the term of the lease. Monthly payments on the lease commenced in June 1996 in the amount of approximately $13,000. The required monthly payments have been increased to approximately $16,000 as a result of the December 1996 computer upgrade of $103,000. The term of the lease is three years and the lease is backed by a letter of credit in the amount of $200,000. The letter of credit reduces the availability under the Company's revolving Line of Credit from
   $300,000 to $100,000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements. The Company has no other significant commitments for capital expenditures in fiscal 1998.

   The Company's revolving Line of Credit with a bank provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears a commitment fee of 0.5% per annum, is renewable annually, subject to the consent of both parties. The Line of Credit was renewed effective February 27, 1997. No borrowings were drawn under the Line of Credit during fiscal 1997 and no long-term borrowing is anticipated in the foreseeable future at current levels of business operation.

   Customer deposits decreased to $192,800 as of September 30, 1997, from $231,100 as of September 30, 1996 for deposits received from customers ordering products. The balance in customer deposits is dependent upon the timing of customer orders for compact disc libraries, jingles, and production libraries.

   The Company has net operating loss carryforwards of $1,324,000 available to offset future taxable income expiring in 2008 through 2010. A valuation allowance of $499,000 has been provided to reduce the total deferred tax asset to approximately $155,000. In order to fully realize the recorded tax asset of $155,000, the Company will need to generate approximately $456,000 in taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management has taken certain steps intended to achieve a return to profitable operations in future periods. These steps include certain corporate restructuring and cost reduction measures which have reduced certain expenses to manageable levels, the discontinuation of unprofitable product lines during the two most recent fiscal years, new approaches to marketing our current products, and the introduction of new products. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

   The Board of Directors authorized the Company to purchase up to 75,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, through December 31, 1997. The Company purchased 54,000 shares of its common stock for a total cost of $42,000 in fiscal year 1997, which purchases were funded by cash reserves of the Company.

   The Company is in the process of converting its main operating software system that is Year 2000 compatible. Such conversion is scheduled to be completed by the end of January, 1998. The Company has contracted with outside computer consultants who have concluded there are no major Year 2000 issues for the Company.

   It is estimated it may cost the Company approximately $50,000 to update any hardware and software applications to deal with any Year 2000 issues. Any necessary funds will come from operations and cash reserves.

   Results of Continuing Operations

   Fiscal 1997 Compared to Fiscal 1996

   Revenues increased approximately 4.0% to $7.2 million in 1997 from $7.0 million in 1996. The overall increase was primarily due to an increase in music library sales prices and volume, and was partially offset by a reduction in software and compact disc equipment sales. The reduction in software and compact disc equipment sales can be attributed to the sale of the Ultimate Digital Studio division (UDS) in June 1997. The increase in music library sales of approximately $1 million, or 22%, resulted from an increase in sales of compact disc libraries and production libraries, and weekly music service revenues. Revenues from radio jingles decreased by $41,000 or 4% primarily due to a decrease in publishers royalties received from the broadcasting of the Company's jingles.

   Sales of weekly music services increased approximately $415,000, or 21%. The increase in compact disc music library revenues was due to the introduction in the fourth quarter of 1996 of a new music format targeted to non-broadcast customers. As the compact disc music library market matures, sales of compact discs generated primarily from changes in music formats or sales of new music libraries rather than from conversions to compact disc music library technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes that revenues from weekly music services will continue to grow by targeting new music formats to non-broadcast customers and introducing new music libraries to radio stations. Management believes the international markets have not reached maturity for compact disc technology. Renewals and new sales growth are subject to customer acceptance of the new products.

   An increase in revenue from weekly comedy services was primarily due to barter arrangements whereby revenues are derived from obtaining airtime from radio stations in exchange for such weekly services and derived from obtaining commercial airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. The Company has begun to market other products using similar barter arrangements. Revenues from such barter arrangements are expected to increase in the future.

   Music library revenues may also be adversely affected as radio stations convert to new music delivery systems technology offered by competitors, such as computer hard drives which store music in a digital compression form. The Company began providing music libraries on hard drive to both equipment manufacturers and directly to end customers in fiscal 1997, but several of the Company's competitors have been providing products in this format at a longer period of time and the Company's hard drive sales have not generated significant revenues. An increasing number of radio stations are converting to or adding systems using digital compression technology. Although music libraries on compact disc can be transferred to hard drive systems, some of the Company's competitors are offering hard drives with pre-loaded music libraries.

   Revenues from specialized computer equipment and software sales decreased approximately $283,000 primarily due to the sale of the Ultimate Digital Studio (UDS) division. and revisions in software necessary to satisfy market requirements The Company expects that it will be able to rebuild its revenues but does not expect revenue levels to attain its former levels from software sales over the next five years by entering into strategic alliances with other companies who develop computer software used in programming music sequences and for automated playback systems.
   Commissions as a percentage of revenues decreased to approximately 19% of revenue in fiscal 1997 from 21% of revenue in fiscal 1996. This decrease is due to changes in the commission structure.

   Production, programming and technical costs increased approximately 5% to approximately $3.1 million in 1997 from $2.9 million in 1996. As a percentage of revenue these costs remained relatively the same at approximately 42% for fiscal years 1996 and 1997.

   General and administrative costs increased approximately $165,800, or 7%, primarily due to an increase in bad debt and freight expenses.

   Selling costs increased $162,700 or 45%, primarily due to an increase in advertising and promotion expenditures due to the introduction of two new products in 1997and convention costs.

   Depreciation  expense  increased   approximately  $93,000,  or   38%,
   primarily as a result of computer equipment and software acquired under a capital lease during fiscal years 1996 and 1997.

   During 1997, the Company recorded a provision of approximately $148,000 to reduce the carrying value of its production libraries to the lower of cost or market. The amount retained in inventory was reduced to amounts supported by current sales levels.

   Fiscal 1996 Compared to Fiscal 1995

   Revenues decreased approximately 20% to $7.0 million in 1996 from $8.7 million in 1995. This overall decline was due primarily to a decrease in music library sales prices and volume and a decrease in specialized computer equipment and software sales. The decline in music library sales of approximately $780,000, or 14%, resulted primarily from a decrease in sales of compact disc libraries and production libraries, partially offset by an increase in weekly music service revenues, including an increase of approximately $66,000, or 4%, in international markets during fiscal 1996. Revenues from specialized computer equipment and software sales decreased approximately $1,090,000, or 59%, over the prior year. Jingles revenue increased approximately $124,000, or 13%, due primarily to increases in publishers royalties received from the broadcast of the Company's jingles.

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

   Revenues  from   specialized  computer   equipment  sales   decreased
   approximately $780,000 due primarily to revisions in software necessary to satisfy market requirements, the restructuring of the marketing staff in the first fiscal quarter 1996, and training time devoted by the marketing staff to the CoSTAR_ audio storage and retrieval system. The Company has completed the necessary revisions in software, and has redirected its efforts to its core specialized computer equipment and rebuilding the marketing staff. Software sales decreased approximately $400,000. The decline in software sales was due to the termination of the Company's agreement with its supplier of computer software in January, 1996. The Company expects that it will be able to rebuild its customer base for its software used in programming music sequences and for automated music playback systems over the next five years.

   Commissions as a percentage of revenue increased from approximately 19% of revenue in 1995 to approximately 21% of revenue in 1996. Increases were primarily due to increases in new contracts for weekly music services.

   Production, programming and technical costs decreased approximately 27% to approximately $2.9 million, or 42% of revenue in 1996 from $4.0 million, or 46% of revenue in 1995. This decrease was due to the restructuring and cost reduction measures which were initiated in the second quarter of fiscal 1995 and the discontinuation of unprofitable products.

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

   ITEM 7.   FINANCIAL STATEMENTS

   The financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated December 22, 1997, included elsewhere in this report are incorporated by reference in answer to this Item 7.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                 PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The information required by this item is contained under the heading "Information Concerning the Directors and Executive Officers" in the Company's 1998 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

   ITEM 10.  EXECUTIVE COMPENSATION

   The information required by this item is contained under the heading "Executive Compensation" in the Company's 1998 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

   ITEM 11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
   MANAGEMENT

   The information required by this item is contained under the heading "Voting Securities and Principal Stockholders" in the Company's 1998 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is contained under the heading "Executive Compensation" in the Company's 1998 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

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

   10   Material Contracts:
      (a) Loan and Security Agreement and Term Note among Merrill Lynch Business Financial Services and TM Communications, Inc. and subsidiaries dated August 31, 1990 (Exhibit 10(q)) (2)
      (b) Agreement for Sale of Stock, Secured Note, Security Agreement, Pledge Agreement, and Guaranty dated January 1, 1991, from TF Productions to TM Century, Inc. (Exhibits 1-3) (3) (December 30, 1990)
      (c) *Long Term Performance Incentive Plan of TM Century, Inc. dated December 3, 1991. (Exhibit 10(bb))(4)
      (d) Amendment No. 1 to Term Note and Amendment No. 2 to Loan and Security Agreement dated February 26, 1992 among Merrill Lynch Business Financial Services Inc. and TM Century, Inc. and subsidiaries. (Exhibit 2) (3) (March 31, 1992)
      (e) WCMA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century,
        Inc. dated April 21, 1994. (Exhibit 2) (3) (March 31, 1994)
      (f) WMCA Line of Credit Extension Letter Agreement by and between
        Merrill Lynch Business Financial Services Inc. and TM Century,
        Inc. dated  January 16, 1995. (Exhibit 10(f)) (8)
      (g) Agreement dated November 30, 1994 between TM Century, Inc. and
        P. Craig Turner regarding Mr. Turner's resignation as President and Chief Executive Officer and director of the Registrant.
        (Exhibit 10.1) (6)
      (h) *TM Century, Inc. Bonus Plan for Executive Management dated
        October 1, 1992 (Exhibit 10(j)) (5)
      (i) Lease Agreement, dated as of April 23, 1993 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc.
        (Exhibit 1) (3) (March 31, 1993)
      (j) Purchase and Sale Agreement by and between Merriman Patrick
        Turner Productions, Inc. and TM Century, Inc. dated March 29,
        1994. (Exhibit 1) (3) (March 31, 1994)
      (k) First Amendment of Lease, dated as of August 22, 1994 by and between NationsBank of Texas, N.A., Trustee and TM Century,
        Inc. (Exhibit 10(m)) (7)
      (l) *Consulting Agreement between TM Century, Inc. and Carol M.
        Peek dated January 27, 1995. (Exhibit 1) (3) (December 31, 1994)
      (m) *Employment Agreement between TM Century, Inc. and Neil W.
        Sargent dated March 22, 1995. (Exhibit 1) (3) (March 31, 1995)
      (n) Distribution agreement between TM Century, Inc. and Radio
        Express, Inc. dated November 1, 1992. (Exhibit (o)) (8)
      (o) Software Remarketing Agreement between Electronic Data Systems Corporation and TM Century, Inc. dated February 9, 1996.
        (Exhibit 1) (3) (December 31, 1995)
      (p) WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century,
        Inc. dated March 18, 1996.  (Exhibit 1) (3) (March 31, 1996)
      (q) Letter Amendment Agreement and Letter of Credit Supplement Agreement to Loan and Security Agreement and Term Note by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated April 22, 1996 and April 18, 1996; and
        Letter  of  Credit  Agreement  by  and  between  Merrill   Lynch
        Business Financial  Services Inc., The  Northern Trust  Company,
        and TM Century, Inc.  dated April 30, 1996. (Exhibit 10(a))  (3)
        (June 30, 1996)
      (r) Master Lease Agreement by  and between USL Capital  Corporation and TM  Century, Inc.  dated May  2, 1996.  (Exhibit 10(b))  (3)
        (June 30, 1996)

      (s) *Employment Agreement  between TM  Century, Inc.  and R.  David
        Graupner dated May 6, 1996. (Exhibit 10(c)) (3) (June 30, 1996)
      (t) *Consulting Agreement between TM Century, Inc. and Marjorie  L.
        McIntyre dated July 5, 1996.

   27   Financial Data Schedule

   Notes to Exhibits:
        (1) Incorporated by reference to the similarly-numbered exhibit to the Registration Statement on Form S-18 (No. 2- 93588-FW), filed October 2, 1984, as amended.
        (2)  Incorporated by reference to  the indicated exhibit to  the
          Annual  Report  on  Form  10-K  for  the  fiscal  year   ended
          September 30, 1990, as amended.
        (3) Incorporated by reference to the indicated exhibit to the Quarterly Report on Form 10-Q for the indicated period, of the Registrant.
        (4)  Incorporated by reference to  the indicated exhibit to  the
          Annual  Report  on  Form  10-K  for  the  fiscal  year   ended
          September 30, 1991.
        (5)  Incorporated by reference to  the indicated exhibit to  the
          Annual  Report  on  Form  10-K  for  the  fiscal  year   ended
          September 30, 1992, of the Registrant.
        (6)  Incorporated by reference to  the indicated exhibit to  the
          Current Report on Form 8-K dated    November 30, 1994, of  the
          Registrant.
        (7) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.
        (8) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.

   * The documents filed or incorporated by reference as Exhibits 10(c),
   (h), (l), (m), (s) and (t) hereto constitute management contracts or compensatory plans or arrangements.
   (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1997.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: December 29, 1997

                                      TM CENTURY, INC.


                                      BY:/s/Roger Holeman
                                      Roger Holeman
                                      Chief Financial Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                DATE:

   /s/Roger Holeman                             December 29, 1997
   ROGER HOLEMAN, Chief Financial Officer
   (Principal financial and accounting officer)


   /s/Neil W. Sargent                           December 29, 1997
   NEIL W. SARGENT, President and Chief Executive Officer
   (Principal executive officer)


   /s/Marjorie L. McIntyre                      December 29, 1997
   MARJORIE L. MCINTYRE, Chairman of the Board of Directors


   /s/A.  Ann Armstrong                         December 29, 1997
   A. ANN ARMSTRONG, Director


   /s/Donald E. Latin                           December 29, 1997
   DONALD E. LATIN, Director

                                TM CENTURY, INC.

                       INDEX TO FINANCIAL STATEMENTS

   Financial Statements:

   Independent Auditors' Report

   Balance Sheets, September 30, 1997 and 1996

   Statements of Operations for the Years Ended
   September 30, 1997, 1996 and 1995

   Statements of Stockholders' Equity for the Years Ended
   September 30, 1997, 1996 and 1995

   Statements of Cash Flows for the Years Ended
   September 30, 1997, 1996 and 1995

   Notes to Financial Statements



   INDEPENDENT AUDITORS' REPORT

   To the Stockholders and Board of Directors of TM Century, Inc.:

   We have audited the balance sheets of TM Century, Inc. (the _Company_), as of September 30, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.




   DELOITTE & TOUCHE LLP
   Dallas, Texas
   December 22, 1997

                                   TM CENTURY, INC.

                                    Balance Sheets
                             September 30, 1997 and 1996

                                        ASSETS
                                                               1997          1996
   CURRENT ASSETS
     Cash and cash equivalents                           $    294,333  $    377,855
     Accounts receivable,  less allowance
        for doubtful accounts of $250,000 and $144,000,       733,767       829,848
        respectively
     Inventories, net                                         779,953     1,220,454
     Deferred federal income taxes                            154,530       171,877
     Prepaid expenses                                          25,224        51,573
        TOTAL CURRENT ASSETS                                1,987,807     2,651,607

     PROPERTY AND EQUIPMENT                                 2,463,958     2,298,086
        Less accumulated depreciation                      (1,548,617)   (1,224,005)
        NET PROPERTY AND EQUIPMENT                            915,341     1,074,081

   INVENTORIES - NONCURRENT, net                              143,647       351,016
   OTHER ASSETS                                                18,260        15,388
     TOTAL                                               $  3,065,055  $  4,092,092

                         LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts payable                                    $     69,451  $    225,260
     Accrued expenses                                         205,674       123,619
     Current portion of obligation under capital lease        178,033       121,303
     Deferred revenue                                          56,011        24,298
     Customer deposits                                         26,358        71,568
        TOTAL CURRENT LIABILITIES                             535,527       566,048

   OBLIGATION UNDER CAPITAL LEASE                             128,755       246,555
   CUSTOMER DEPOSITS - noncurrent                             166,418       159,531
   DEFERRED FEDERAL INCOME TAXES                               26,400        43,747
        TOTAL LIABILITIES                                     857,100     1,015,881

   STOCKHOLDERS' EQUITY
     Common Stock, $.01 par value; authorized 7,500,000
     shares;
        2,970,481shares issued                                 29,705        29,705
     Paid-in Capital                                        2,275,272     2,275,272
     Treasury Stock - at cost, 487,288 and 433,288        (1,291,227)   (1,250,316)
     shares, respectively
     Retained earnings                                      1,194,205     2,021,550
        TOTAL STOCKHOLDERS' EQUITY                          2,207,955     3,076,211
     TOTAL                                               $  3,065,055  $  4,092,092

                             TM CENTURY, INC.

                         Statements of Operations
                     September 30, 1997, 1996 and 1995

                                             1997         1996         1995
   REVENUES                              $ 7,246,663  $ 6,969,219 $ 8,662,271
     Less commissions                      1,356,585    1,446,394   1,637,452
        NET REVENUES                       5,890,078    5,522,825   7,024,819


   COSTS AND EXPENSES
     Production, programming, and          3,099,381    2,948,599   4,022,727
        technical costs
     General and administrative            2,595,353    2,430,300   2,705,739
     Selling                                 522,961      360,256     556,411
     Depreciation                            338,111      244,823     203,293
     Reduction in carrying value             148,000      229,580     360,000
        of inventories

        TOTAL                              6,703,806    6,213,558   7,848,170

   OPERATING INCOME (LOSS)                  (813,728)    (690,733)   (823,351)

   OTHER INCOME (EXPENSE)
     Interest income                          11,436       12,856      14,857
     Interest expense                       (25,871)      (8,138)
     Other                                       818     (37,115)    (34,590)

        TOTAL                               (13,617)     (32,397)    (19,733)


   INCOME (LOSS) BEFORE TAXES ON INCOME    (827,345)    (723,130)   (843,084)

   PROVISION (BENEFIT) FOR INCOME TAXES
     Current                                                        (134,220)
     Deferred                                            (34,313)   (121,686)

        TOTAL                                            (34,313)   (255,906)

   NET INCOME (LOSS)                     $ (827,345)  $ (688,817) $ (587,178)

   NET INCOME (LOSS) PER COMMON SHARE    $     (.33)  $     (.27) $     (.23)

   WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING            2,496,210    2,537,193   2,537,193

                                               TM CENTURY, INC.

                                      Statements of Stockholders' Equity
                                Years Ended September 30, 1997, 1996 and 1995


                                     Common Stock                                                      Total
                                  Number of              Additional       Treasury      Retained    Shareholder's
                                   Shares     Amount   Paid-In-Capital      Stock       Earnings       Equity
   BALANCE, OCTOBER 1, 1994       2,970,481  $ 29,705   $ 2,275,273    $ (1,250,316)  $ 2,710,367   $ 3,765,029

   Payment for Fractional Shares                                (1)

    Net income

   BALANCE, SEPTEMBER 30, 1995    2,970,481    29,705     2,275,272      (1,250,316)    2,710,367     3,765,029

    Net income                                                                           (688,719)     (688,719)

   BALANCE, SEPTEMBER 30, 1996    2,970,481    29,705     2,275,272      (1,250,316)    2,021,550     3,076,211

   Purchase of Treasury Stock                                               (40,911)                    (40,911)

    Net income                                                                           (827,345)     (827,345)

   BALANCE, SEPTEMBER 30, 1997    2,970,481  $ 29,705   $ 2,275,272    $ (1,291,227)  $ 1,194,205   $ 2,207,955

                                TM CENTURY, INC.

                            Statements of Cash Flows
                  Years Ended September 30, 1997, 1996 and 1995
                                                             1997         1996         1995
   OPERATING ACTIVITIES:
    Net Income (loss)                                    $ (827,345)  $ (688,817)  $ (587,178)
    Adjustments to reconcile net income to
     net cash provided by (used in) operations
     Depreciation                                           338,111      244,823      203,293
     Amortization                                           385,079      391,519      502,682
     Deferred income taxes                                  (37,577)    (116,920)
     Provision for doubtful accounts                        140,498       80,000       79,000
     Gain on sale of U. S. Treasuries                                                  (7,639)
     Loss (gain) on disposition of property and equipment      (818)      37,115       25,668
     Reduction in carrying value of inventory               148,000      229,580      360,000
     Accretion of discounts                                                              (215)
     Payments received on installment receivables                                                  12,874
     Increases (decreases) in cash from changes in
       operating assets and liabilities:
       Accounts receivable                                  (44,417)       1,527     (367,632)
       Inventories                                          114,791       48,844     (503,471)
       Prepaid expenses                                     26,349       (28,597)      31,973
       Accounts payable and accrued expenses               (73,754)      (57,659)     126,146
       Federal income taxes receivable/payable                   0       132,220      (32,626)
       Deferred revenue                                      31,713       24,298      (39,219)
       Customer deposits                                    (38,323)    (124,496)         923
    NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     199,884      252,780     (312,341)

   INVESTING ACTIVITIES:
    (Increase) Decrease in other assets                      (2,872)       1,000          (61)
    Purchases of property and equipment                     (96,891)     (72,949)    (247,035)
    Purchase of U.S. Treasuries                                                      (292,361)
    Proceeds from sale of U.S.                                                        300,000
    Treasuries
    Principal payments received on notes receivable           4,423       20,699
    Proceeds from sale of property and equipment             20,916        5,080       30,000

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     (78,847)     (62,446)    (188,758)

   FINANCING ACTIVITIES:
    Fractional shares paid to Stockholders                                                               (1)
    Purchase of treasury shares                             (40,911)
    Principal payments on long-term debt and               (163,648)     (58,291)
      and capital lease obligations

    NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES    (204,559)     (58,291)          (1)

   INCREASE (DECREASE) IN CASH                              (83,522)     132,043     (501,100)

   CASH AT BEGINNING OF PERIOD                              377,855      245,812      746,912

   CASH AT END OF PERIOD                                 $  294,333   $  377,855   $  245,812

                             TM CENTURY, INC.
                       NOTES TO FINANCIAL STATEMENTS


   1.  THE COMPANY

   TM Century, Inc. (the _Company_) is primarily engaged in the creation, production, marketing, and distribution of goods and services for radio stations worldwide. Products include special compilations of popular music on compact discs, sound effects, station identification jingles and computer software used in music scheduling.

   Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the current year presentation.

   2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

   Cash and cash equivalents

   Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term investments with maturities of three months or less when purchased.

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

          Office furniture and equipment     3 to 7 years
          Production equipment               5 to 7 years
          Leasehold improvements            5 to 10 years

   The Company adopted Statement of Financial Accounting Standards (_SFAS_) No. 121, _Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of _, effective October 1, 1996, the effect of such adoption was not significant to the Company's financial condition or results of operations.

   Income Taxes

   Deferred income taxes are provided, when applicable, on temporary differences between the recognition of income and expense for tax and for financial accounting purposes in accordance with SFAS No. 109. Deferred income taxes are provided, when applicable, for all significant temporary differences by the liability method, whereby deferred tax assets and liabilities are determined by the tax laws and statutory rates in effect at the balance sheet date.

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

   New Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board (_FASB_) issued SFAS No. 128, _Earnings per Share,_ which establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not expect the adoption of SFAS No. 128 to have a significant impact upon the Company's reported earnings per share.

   The FASB issued, in February 1997, SFAS No. 129, _Disclosure of Information about Capital Structure,_ which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. The effect of such adoption will not have a significant impact upon the Company's results of operations but will result in additional disclosure in the 1998 financial statements.

   In June 1997, the FASB issued SFAS No. 130, _Reporting Comprehensive Income,_ which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company does not expect the adoption of SFAS No. 130 to have a significant impact upon the Company's reported results of operations but will result in additional disclosure in the 1998
   financial statements.   The FASB also issued, in June 1997,
   SFAS No. 131, _Disclosures  about
   Segments of an Enterprise and Related Information,_ which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The effect of such adoption will not have a significant impact upon the Company's results of operations but will result in additional disclosure in the 1998 financial statements.

   3.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Supplemental disclosures as of September 30:
                                                    1997       1996
     Cash paid for interest                     $ 25,871    $  8,138

     Noncash investing and financing activities:
     Capital lease obligation incurred         $102,578     $426,149

   4.  INVENTORIES

   Inventories consisted of the following at September 30, 1997 and 1996:

                                        1997                      1996

                                 Current   Long-Term        Current   Long-Term
      Music libraries           $107,766  $ 2,898,244    $   97,574  $ 2,709,907
      Compact discs              666,992       -            831,409        -
      Software                      -        391,827         43,512      348,315
      Compact disc equipment       5,195       -            247,959        -
         Total cost              779,953    3,290,071     1,220,454    3,058,222

      Accumulated amortization             (3,146,424)                (2,707,206)

      Inventories, net          $779,953  $   143,647    $1,220,454  $   351,016


   Amounts charged to expense for capitalized software costs were $43,512 , $51,975 and $52,345 in 1997, 1996 and 1995, respectively.

   During 1997 and 1996, the Company recorded a provision of $148,000 and $230,000, respectively, to reduce the carrying value of its music and compact disc libraries to the lower of cost or market. The amount retained in inventory was reduced to amounts supported by current sales levels.

   During the fourth quarter 1995, the Company recorded a provision of $360,000 to write-down substantially all product development costs associated with its audio visual music library. This library, targeted to non radio customers, had been operating at a loss. Operating loss for this product during 1995 was $30,000 on net revenues of $55,000.

   5.  PROPERTY AND EQUIPMENT   Property and equipment  consisted of the
   following at September  30, 1997 and 1996:

                                                1997           1996

          Office furniture and equipment   $ 1,172,781    $ 1,048,313
          Production equipment                 925,539        885,335
          Leasehold improvements               365,638        364,438

                 Total                     $ 2,463,958    $ 2,298,086

   Property and equipment includes $529,000 in computer software and equipment acquired under capital leases in fiscal 1997 and 1996. Amortization of the lease of approximately $203,000 and $47,000 is included in depreciation expense for the years ended September 30, 1997 and 1996, respectively.

   6.  CREDIT FACILITIES AND CAPITAL LEASE OBLIGATIONS

   Effective February 28, 1996, the Company renewed its $300,000 revolving line of credit (the _Line of Credit_) for a one-year term which was automatically extended to February 28, 1998 under the terms of the renewal. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly and the Company provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. The Line of Credit, which bears a commitment fee of .5% per annum, is renewable annually, subject to the consent of both parties. No borrowings occurred under the Line of Credit during the fiscal years ended September 30, 1997 and 1996. In conjunction with the Company's leasing arrangement discussed below, the availability under the Line of Credit was reduced to from $300,000 to $100,000.

   In May 1996, the Company entered into a capital lease agreement for the financing of the upgrade of its computer hardware and software systems. The total cost of the project as of September 30, 1997, is approximately $529,000. The lease is backed by a $200,000 letter of credit which must be renewed annually subject to the renewal of the Company's Line of Credit. The requirement of the letter of credit will be reviewed on an annual basis. The lease has a term of three years and contains an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the end of the initial term.

   Future minimum lease payments under the lease as of September 30, 1997 are as follows:

        1998                                        $ 194,056
        1999                                          126,145
        2000                                            6,478

        Total minimum lease payments                  326,679

        Less amount representing interest             (19,891)

        Net present value of minimum lease payments   306,788

        Less current portion                         (178,003)

        Long term capital lease obligation          $ 128,785



   The Company paid $25,871, $8,138 and $720 of interest on notes payable and capital lease obligations during 1997, 1996, and 1995, respectively.


   7.  COMMITMENTS AND CONTINGENCIES

   Leases

   The Company leases its facilities under a ten-year lease which began July 15, 1993. The lease may be renewed at the Company's option for two additional five-year periods at an amount approximating fair market value.

   Future minimum lease payments under operating leases with initial lease terms in excess of one year are as follows:

        1998                              $   279,876
        1999                                  283,762
        2000                                  326,508
        2001                                  326,508
        2002                                  299,299
        Thereafter                            299,299

        Future minimum lease payments     $ 1,815,252





   Rent expense under operating leases was $261,663, $245,470 and $226,851 for 1997, 1996, and 1995, respectively.

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

   The Company has consulting agreements with certain members and a former member of the Board of Directors. The compensation expensed was $180,000, $180,000 and $160,000 in 1997, 1996 and 1995,
   respectively.

   Aggregate commitments for future salaries under employment agreements and consulting agreements is $245,000.

   9.  INCOME TAXES

   Differences between the statutory federal income tax rate and the effective rate for the years ended September 30, 1997 1996 and 1995, are as follows:


                                                  1997       1996       1995

        Income tax provision at statutory rate   (35.0%)    (35.0)%   (35.0)%
        Effect of graduated tax rates              1.0        1.0        1.0
        Effect of  carryback of                                          5.3
          net operating losses

        Operating losses with no current tax      32.5       27.8
        Other                                      1.5        1.5       (1.7)

                                                  (0.0%)     (4.7%)    (30.4%)




   The Company has net operating loss carryforwards of $1,324,000 available to offset future taxable income expiring in 2008 through 2010. A valuation allowance of $499,000 has been provided to reduce the total deferred tax asset to $155,000 because it is likely that a portion of the tax asset will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes it is more likely than not that the non-reserved portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

   Additionally, in conjunction with the Alternative Minimum Tax (_AMT_ ) rules, the Company has available AMT carryforwards for tax purposes of approximately $23,000, which may be used indefinitely to reduce regular federal income taxes.

   The components of the net deferred income tax asset at September 30, 1997 and 1996 is as follows:

                                                  1997         1996

          Bad debt                              $ 87,500     $ 48,870
          Depreciable assets                     (26,400)     (42,250)
          Inventory valuation allowance          116,600       66,300
          Net operating loss carryforwards       450,100      272,970
          Other                                  (1,100)       (1,490)

          Total deferred tax asset               626,700      344,400
          Valuation allowance                    498,570      216,270

          Net deferred tax asset                $128,130     $128,130

   The Company made no income tax payments during fiscal 1997, 1996, and 1995. Due to the Company's net operating loss position, no income tax payments were necessary in fiscal 1997, 1996 and 1995. The Company received $129,000 and $10,000 of income tax refunds during 1996 and 1995, respectively.

   10.  ROYALTY AND SALES REPRESENTATION AGREEMENTS

   In 1990, the Company acquired rights to sell a radio programming software product for which royalties are payable by the Company on sales as collected. Royalties under this agreement totaled $72,132 and $313,210 in 1996 and 1995, respectively. This agreement was terminated in January, 1996.

   The Company has certain distribution arrangements with independent sales agents in the United Kingdom, Europe, Australia, Japan, the
   Commonwealth of Independent States (C.I.S.), Canada and elsewhere. Fees included in commission expense under these arrangements were $929,000, $989,000 and $1,034,000 in 1997, 1996, and 1995,
   respectively.


   11.  STOCKHOLDERS'  EQUITY

   Stock Options

   On December 3, 1991, the Board of Directors approved a Long Term Incentive Plan (the _Plan_) which provides for grants of Incentive Stock Options to selected employees and for grants of Nonqualified Stock Options to any persons who in the opinion of the Board of Directors perform significant services on behalf of the Company. Each member of the Compensation Committee who was not an employee or full-time consultant of the Company was automatically granted in December of each year, commencing in 1991, for five years (but only for so long as he or she remained a member of the Compensation Committee), a Nonqualified Stock Option for 2,500 shares. The maximum number of shares which may be issued pursuant to the exercise of options under the Plan was 187,500 shares. Effective October 28, 1993, the Board of Directors approved an amendment to the Plan which increased the total number of shares which may be issued to 250,000 shares of common stock.

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

   Option information for the fiscal years ended September 30, 1997 and 1996:


                                                                Weighted
                                Number of         Price          Average
                                  Shares        Per Share          Price
                                                                 Per Share
      Options outstanding at     87,500        $1.20 - $2.50     $ 1.3114
      September 30, 1994
         Granted                125,000        $1.125 - $2.50      1.1880
         Exercised                 -
         Forfeited               (2,500)          $ 2.50           2.5000
      Options outstanding at    210,000        $1.125 - $2.50      1.2238
      September 30, 1995
         Granted                 55,000        $1.0625 - $1.20     1.0573
         Exercised                 -
         Forfeited              (30,000)          $ 1.20           1.2000
      Options outstanding at    235,000        $1.0625 - $2.50     1.1690
      September 30, 1996
         Granted                 25,000             $.625          0.6250
         Exercised                 -                   -
         Forfeited              (60,000)        $.625 - $1.125     1.0573
      Options outstanding at    200,000        $1.0625 - $2.50     1.1345
      September 30, 1997

      Options exercisable at    108,500        $1.0625 - $2.50     1.1874
      September 30, 1997

   The weighted average remaining contractual life of the stock options outstanding at September 31, 1997 is 7.2 years.

   At September 30, 1997 the Company has reserved a total of 250,000 shares of common stock for exercise of stock options.

   The Company applies APB Opinion No. 25, _Accounting for Stock Issued to Employees_ in accounting for its stock option and award plan. During 1997, the exercise price of each option granted was greater than or equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under this plan. For the year ended September 30, 1997, the difference between actual net loss and net loss on a proforma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, _Accounting for Stock-Based Compensation,_ would have been $7,500 and would result in no difference in reported net loss per share.

   The estimated weighted average grant date fair value of options granted during fiscal year 1997 was $.3252 per share. For purposes of determining fair value of each option, the Company used the minimum value method using the following assumptions:

        Risk-free interest rate                    6.75 %
        Expected life                             10 years