Form 10QSB
period 1997-12-31
TM CENTURY INC
filed 1998-02-17
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: December 31, 1997



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

   The number of issuer's shares of Common Stock outstanding as of January 31, 1998 was 2,483,193.

   Transitional Small Business Disclosure Format (check one): Yes__  No  X

                                 TM Century, Inc.
                                  Balance Sheets
           As of  December 31, 1997 (Unaudited) and September 30, 1997

                                      ASSETS
                                                   December 31, 1997  September 30, 1997
   CURRENT ASSETS
      Cash                                               152,623            294,333
      Accounts and notes receivable                      812,107            733,767
          less allowances of  $240,282 and
          $250,000, respectively
      Inventories, net                                   772,966            779,953
      Deferred federal income taxes                      154,530            154,530
      Prepaid expenses and other current assets           43,715             25,224

            TOTAL CURRENT ASSETS                       1,953,691          1,987,807

   PROPERTY AND EQUIPMENT                              2,489,076          2,463,958
      Less accumulated depreciation                   (1,632,617)        (1,548,617)

            NET PROPERTY AND EQUIPMENT                   856,459            915,341

   INVENTORIES - NONCURRENT, net                         161,398            143,647
   OTHER ASSETS                                           18,324             18,260

      TOTAL ASSETS                                     2,972,122          3,065,055

                          LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
      Accounts payable                                   213,659             69,451
      Accrued expenses                                   106,901            205,674
      Current portion of obligation under capital        168,403            178,033
      lease
      Deferred revenue                                    31,252             56,011
      Customer deposits                                   23,183             26,358

            TOTAL CURRENT LIABILITIES                    543,398            535,527

   OBLIGATIONS UNDER CAPITAL LEASE                        95,031            128,755
   CUSTOMER DEPOSITS - NONCURRENT                        171,346            166,418
   DEFERRED FEDERAL INCOME TAXES                          26,400             26,400

            TOTAL LIABILITIES                            836,175            857,100

   STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; authorized            29,705             29,705
      7,500,000 shares;
         2,970,481 shares issued
      Paid-in capital                                  2,275,272          2,275,272
      Treasury stock - at cost, 487,288               (1,291,227)        (1,291,227)
      Retained earnings                                1,122,197          1,194,205

            TOTAL STOCKHOLDERS' EQUITY                 2,135,947          2,207,955

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       2,972,122          3,065,055


                                TM CENTURY, INC.
           Statements of Operations and Retained Earnings (Unaudited)
             For the Three Months Ended December 31, 1997 and 1996


                                                       1997            1996
   REVENUES                                         1,719,713       1,694,792
   COSTS AND EXPENSES:
      Production, programming & technical             547,514         754,526
      General and administrative                      550,075         585,029
      Selling, commissions & royalties                606,651         552,466
      Depreciation                                     84,000          90,368

               TOTAL                                1,788,240       1,982,389

   OPERATING INCOME (LOSS)                            (68,527)       (287,597)

   OTHER INCOME (EXPENSES):
      Interest income                                   1,679           1,534
      Interest expense                                 (5,160)         (7,677)
      Other                                                 0            (230)

               TOTAL                                   (3,481)         (6,373)

   INCOME (LOSS) BEFORE INCOME  TAXES                 (72,008)       (293,970)

   INCOME TAX (BENEFIT) PROVISION:
      Current
                                                         -               -
      Deferred
                                                         -               -
               TOTAL

   NET INCOME (LOSS)                                  (72,008)       (293,970)

   RETAINED EARNINGS, BEGINNING OF PERIOD           1,194,205       2,021,550

   RETAINED EARNINGS, END OF PERIOD                 1,122,197       1,727,580


   BASIC NET INCOME (LOSS) PER SHARE                    (0.03)          (0.12)

   WEIGHTED AVERAGE NUMBER OF COMMON                2,483,193       2,537,139
          SHARES OUTSTANDING

                                    TM Century, Inc.
                                Statement of Cash Flows
                   For The Quarter Ending December 31, 1997 and 1996
                                                                   1997        1996
   CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                        (72,008)   (293,970)
         Adjustments to reconcile net income to
         net cash provided by operating activities
            Depreciation                                           84,000      90,368
            Amortization                                           71,100      80,030
            Provision for doubtful accounts                        12,000      22,000
            Gain on disposition of property and equipment                        (818)
         Change in assets and liabilities
            (Increase) decrease in:
               Trade accounts receivable                          (90,340)     (8,257)
               Inventories                                        (81,864)     81,421
               Prepaid expenses                                   (18,555)      1,943
            Increase (decrease) in:
               Accounts payable and accrued expenses               45,435     (48,055)
               Deferred revenue                                   (24,759)     11,544
               Customer deposits                                    1,753     (11,863)

         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         (73,238)    (75,657)

   CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                            (25,118)     (4,922)
         Proceeds from sale of property and equipment                             818
         Acquisition of treasury stock                                  0      (6,431)

         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES         (25,118)    (10,535)

   CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on capital lease obligations          (43,354)    (51,213)

         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES         (43,354)    (51,213)

   NET INCREASE (DECREASE) IN CASH                               (141,710)   (137,405)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               294,333     377,855

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                     152,623     240,450


   Supplemental disclosures of cash flow information:

        Cash paid for interest                                      5,160       7,677

        Noncash investing and financing activities
             Capital lease obligation incurred                          0     103,878


                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                        December 31, 1997 AND 1996

   1.  BASIS OF PRESENTATION

   The interim financial statements of TM Century, Inc. (the _Company_) at December 31, 1997, and for the three months ended December 31, 1997 and 1996, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1997 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1997. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1997 presentation.

   The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended December 31, 1997 are not necessarily indicative of the results which can be expected for the entire fiscal year.


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

   The Company has net operating loss carryforwards of approximately $1.4 million available to offset future taxable income expiring in 2008 through 2010. The Company has recorded a deferred tax asset of $155,000 after deduction of a valuation allowance of approximately $525,000 to reduce the total deferred tax asset because it is likely that a portion of the tax asset will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes it is more likely than not that the non-reserved portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

   3.  LONG-TERM DEBT AND LEASE OBLIGATIONS

   The Company's $300,000 revolving Line of Credit with a bank provides a negative pledge on all accounts receivable, contract rights, and inventory of the Company. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears an annual commitment fee of 0.5% of the unused amounts, is renewable annually, subject to the consent of both parties. The Line of Credit was renewed through February 28, 1998 with no other changes in terms. No borrowings were drawn under the Line of Credit during the quarter. In conjunction with the Company's leasing arrangement discussed below, the availability under the Line of Credit was reduced from $300,000 to $100,000.

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

   4.  TREASURY STOCK

   On December 19, 1996, the Board of Directors by resolution authorized the Company to purchase up to 50,000 shares of its common stock, and on January 27, 1997, authorized the Company to purchase an additional 25,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, through December 31, 1997. As of December 31, 1997, the Company has made purchases totaling 54,000 shares at an average price of $.76 per share. These purchases were funded by cash reserves of the Company. There were no purchases made during the quarter.

   5.  Earnings Per Share

   In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share", effective for periods ending after December 15, 1997. Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. All prior period earnings per share amounts have been restated in accordance with FASB No. 128.

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

   When used in this Quarterly Report, words such as _believes,_ _expects,_, _intends,_ _plans,_ _anticipates,_ _estimates_ and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

   LIQUIDITY AND CAPITAL RESOURCES

   The Company relies upon current sales of music libraries, jingles, and music scheduling software on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of up to four years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries, jingles, and specialized software, and the payments under production library and weekly music service contracts, will provide in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 1998.

   During the quarter ended December 31, 1997, approximately $60,000 was spent for the purchase of property and equipment and for product development costs for new music libraries, music library updates, and jingles. Funds for operating needs, new product development, and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $150,000 in fiscal 1998. Management anticipates that cash flow from operations, cash reserves, and funds available under the Company's line of credit will be sufficient to meet these capital requirements at least through the end of fiscal year 1998.

   In May  1996 the  Company  entered into  a  lease agreement  for  the financing of an upgrade of its computer hardware and software systems. The Company is required to repay the amount financed, totaling $550,000 in equal monthly payments of principal and interest during the term of the lease. Monthly payments on the lease are approximately $16,300. The term of the lease is three years and the lease is backed by a letter of credit in the amount of $200,000. The letter of credit reduces the availability under the Company's revolving Line of Credit from $300,000 to $100,000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements. The Company has no other significant commitments for capital expenditures in fiscal 1998.

   RESULTS OF CONTINUING OPERATIONS

   Revenues increased approximately 1.5% or $25,000 in the three-month period ended December 31, 1997 as compared to the same period for the previous year. The increase was primarily due to increases in revenue for HitDisc service of $56,000, GoldDisc service of $58,000, and production libraries of $77,000. Offsetting these increases were decreases in royalties from the broadcasting of the Company's radio Jingles of $17,000, weekly Comedy services of $40,000.and the decreases in the sale of computer software equipment due to the sale of all such related inventory and assets of $114,000.

   Revenues of weekly HitDisc and GoldDisc music services increased $114,000, or 10%. The increase in compact disc music library revenues was due to the introduction in the fourth quarter of 1996 of a new music format targeted to non-broadcast customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes that sales to non-broadcast customers and the introduction of new products will counteract the declines in revenues from existing music libraries. New products include pre-recorded music provided to equipment manufacturers for hard drive systems which was introduced during the quarter and a new music library targeted to non-broadcast customers which was introduced during the fourth quarter. Renewals and new sales growth are subject to customer acceptance of the new products.

   Overall production library revenues increased $77,000, or 47%. Increases in production library revenue is due to the substantial increase in advertising/barter arrangements for the Company's sales and imaging libraries. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company introduced a new production library in the second quarter of fiscal 1997. Sales and new sales growth are subject to customer acceptance of the new products.

   Jingles decreased $17,000 primarily due a slightly slower pace in customs compared to the same quarter, prior fiscal year 1996. Comedy services decreased $40,000 as a result of a decrease in the comedy share of advertising revenues.

   Production, programming and technical costs decreased $207,000 or 27%, and as a percentage of revenue, decreased from 45% to 32%. The decrease as a percentage of revenues is due to the reduction in expenses as a result of the sale of computer software and equipment during the third quarter of 1997, and an increase in sales of compact disc libraries which have higher profit margins.

   Selling and commission costs increased $54,000 or 10%, and as a percentage of revenues increased from 33% to 35%. The increase in expenses is primarily due to higher selling costs for products sold under barter arrangements, promotional costs of new products and sales promotions and increases in sales salaries due to changes in sales force and commission plans. Commissions on international sales accounted for 35% of selling and commission costs.

   General and administrative costs decreased $35,000 and is primarily due to a one time provision for sales taxes in the first quarter of 1996.

   Depreciation decreased $6,000 primarily due to the sale of the Ultimate Digital Studio production equipment in June 1997 and offset by increases in computer hardware and software depreciation as a result of purchases in December 1996.

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

   Item 5. Other information - Not applicable.

   Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits
   10. Material Contracts:  None.
   27.1   Financial Data Schedule

   (b) Reports on Form 8-K   No reports on Form 8-K were filed by the
   Company during the three month period ending December 31, 1997.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: February 11, 1998

                                      TM CENTURY, INC.


                                      BY:/s/Roger A. Holeman
                                      Roger A. Holeman
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


                                      BY:/s/Neil W. Sargent
                                      Neil W. Sargent
                                      Chief Executive Officer
                                      (Principal Executive Officer)