Form 10QSB
period 1998-03-31
TM CENTURY INC
filed 1998-05-15
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended: March  31, 1998



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

   The number of issuer's shares of Common Stock outstanding as of April 30, 1998 was 2,483,193.

   Transitional Small Business Disclosure Format (check one): Yes__ No X

                                    TM Century, Inc.
                                     Balance Sheets
                As of March 31, 1998 (Unaudited) and September 30, 1997

                                         ASSETS

                                                 March 31, 1998    September 30, 199
   CURRENT ASSETS
      Cash                                                324,982             294,33
      Accounts and notes receivable                       883,121             983,76
          less allowance for doubtful accounts           (157,361)           (250,000
      Inventories, net                                    749,357             779,95
      Deferred federal income taxes                       146,630             154,53
      Prepaid expenses and other current                   17,897              25,22
      assets

            TOTAL CURRENT ASSETS                        1,964,626           1,987,80

   PROPERTY AND EQUIPMENT                               2,507,874           2,463,95
       Less accumulated depreciation                   (1,716,617)         (1,548,617
            NET PROPERTY AND EQUIPMENT                    791,257             915,34

   INVENTORIES - NONCURRENT, net                          147,244             143,64
   OTHER ASSETS                                            18,325              18,26

      TOTAL ASSETS                                      2,921,452           3,065,05


                          LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                     58,705              69,45
      Accrued expenses                                    178,564             205,67
      Current portion of obligation under                 171,570             178,03
      capital lease
      Deferred revenue                                     71,545              56,01
      Customer deposits                                    17,858              26,35

            TOTAL CURRENT LIABILITIES                     498,242             535,52

   OBLIGATIONS UNDER CAPITAL LEASE                         47,593             128,75
   CUSTOMER DEPOSITS - NONCURRENT                         172,102             166,41
   DEFERRED FEDERAL INCOME TAXES                           18,500              26,40

            TOTAL LIABILITIES                             736,437             857,10

   STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; authorized             29,705              29,70
      7,500,000 shares;
         2,970,481 shares issued; and
      2,483,193 shares outstanding
      Paid-in capital                                   2,275,272           2,275,27
      Treasury stock - at cost, 487,288                (1,291,227)         (1,291,227
      Retained earnings                                 1,171,265           1,194,20
            TOTAL STOCKHOLDERS' EQUITY                  2,185,015           2,207,95

      TOTAL LIABILITIES AND STOCKHOLDERS'               2,921,452           3,065,05
      EQUITY


                                   TM CENTURY, INC.
              Statements of Operations and Retained Earnings (Unaudited)
                  For the Three Months Ended March 31, 1998 and 1997


                                                             1998          1997

   REVENUES                                                 1,801,556     1,846,758

      Less commissions                                        326,498       332,104

   NET REVENUES                                             1,475,058     1,514,654   COSTS AND EXPENSES:
          Production, programming and technical costs         578,635       744,039
          General and administrative                          491,928       554,665
          Selling costs                                       270,481       244,250
          Depreciation                                         84,000        90,000
          Reduction in carrying value of inventories                0       148,000

          TOTAL                                             1,425,044     1,780,954

   OPERATING INCOME (LOSS)                                     50,014      (266,300)

   OTHER INCOME (EXPENSES)
          Other, net                                            3,297         3,022
          Interest expense                                     (4,243)       (5,503)

          TOTAL                                                  (946)       (2,481)

   INCOME (LOSS) BEFORE INCOME TAXES                           49,068      (268,781)

   INCOME TAX (BENEFIT) PROVISION                                   0             0

   NET INCOME (LOSS)                                           49,068      (268,781)


   RETAINED EARNINGS, BEGINNING OF PERIOD                   1,122,197     1,727,580

   RETAINED EARNINGS, END OF PERIOD                         1,171,265     1,458,799

   BASIC NET INCOME (LOSS) PER SHARE                             0.02        (0.11)

   WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING                         2,483,193     2,491,624


                                   TM CENTURY, INC.
              Statements of Operations and Retained Earnings (Unaudited)
                   For the Six Months Ended March 31, 1998 and 1997

                                                             1998          1997

   REVENUES                                                 3,475,643     3,507,398

      Less commissions                                        633,055       642,165
   NET REVENUES                                             2,842,588     2,865,233

   COSTS AND EXPENSES:
          Production, programming and technical costs       1,112,407     1,489,488
          General and administrative                        1,030,936     1,143,011
          Selling costs                                       549,761       459,311
          Depreciation                                        168,000       180,368
          Reduction in carrying value of inventories                0       148,000

          TOTAL                                             2,861,104     3,420,178

   OPERATING INCOME (LOSS)                                    (18,516)     (554,945)

   OTHER INCOME (EXPENSES)
          Other, net                                            4,979         5,374
          Interest expense                                     (9,403)      (13,180)

          TOTAL                                                (4,424)       (7,806)

   INCOME (LOSS) BEFORE INCOME TAXES                          (22,940)     (562,751)
   INCOME TAX (BENEFIT) PROVISION                                   0             0

   NET INCOME (LOSS)                                          (22,940)     (562,751)


   RETAINED EARNINGS, BEGINNING OF PERIOD                   1,194,205     2,021,550

   RETAINED EARNINGS, END OF PERIOD                         1,171,265     1,458,799

   BASIC NET INCOME (LOSS) PER SHARE                           (0.01)        (0.22)

   WEIGHTED AVERAGE NUMBER OF
          COMMON SHARES OUTSTANDING                         2,483,193     2,514,283



                                   TM Century, Inc.
                         Statement of Cash Flows (Unaudited)
                   For the Six Months Ended March 31, 1998 and 1997
                                                                1998         1997
   CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                      (22,940)   (562,751)
         Adjustments to reconcile net income to
         net cash provided by operating activities
            Depreciation                                        168,000     180,368
            Amortization                                        142,800     138,190
            Provision for doubtful accounts                      20,000      40,000
            Reduction in carrying value of inventories                0     148,000
         Change in assets and liabilities
            Increase (Decrease) in cash for changes in:
               Trade accounts receivable                        (11,994)   (112,646)
               Inventories                                     (115,800)    139,307
               Prepaid expenses                                   7,262     (58,705)
               Accounts payable and accrued expenses            (37,857)     55,218
               Deferred revenue                                  15,534       7,160
               Customer deposits                                 (2,815)     16,727
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       162,190      (9,132)

   CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                    (43,916)    (17,478)
         Acquisition of treasury stock                                0     (40,911)
         NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES       (43,916)    (58,389)

   CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on capital lease obligations        (87,625)    (80,611)
         NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES       (87,625)    (80,611)

   NET INCREASE (DECREASE) IN CASH                               30,649    (148,132)

   CASH AT BEGINNING OF PERIOD                                  294,333     377,855

   CASH AND CASH EQUIVALENTS AT END OF PERIOD                   324,982     229,723


                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                          MARCH 31, 1998 AND 1997

   1.  BASIS OF PRESENTATION
   The interim financial statements of TM Century, Inc. (the _Company_) at March 31, 1998, and for the three and six months ended March 31, 1998 and 1997, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1997, balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1997. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1998 presentation.

   The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended March 31, 1998, are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

   The Company has net operating loss carryforwards of approximately $1.3 million available to offset future taxable income expiring in 2008 through 2010. The Company has recorded a deferred tax asset of $155,000 after deduction of a valuation allowance of $522,000 to reduce the total deferred tax asset because it is likely that a portion of the tax asset will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Management believes it is more likely than not that the non-reserved portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

   3.  LONG-TERM DEBT AND LEASE OBLIGATIONS

   The Company's Line of Credit was renewed through February 28, 1999 for $500,000 which represented a $200,000 increase compared to the prior year. The Company's $500,000 revolving Line of Credit with a bank grants a first lien and security interest in and upon 80% of the Company's domestic accounts and chattel paper, chattel paper with installments or other sums more than 90 days past due, and accounts and chattel paper due from any person or entity not domiciled in the United States. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears an annual commitment fee of 0.5% of the unused amounts, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the Line of Credit during the quarter. In conjunction with the Company's leasing arrangement discussed below, the availability under the Line of Credit is reduced from $500,000 to $300,000 due to a $200,000 letter of credit.
   In May, 1996, the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems. During the quarter ended December 31, 1997, the Company obtained financing on the remaining $100,000 of the total $550,000 project. The lease is backed by a $200,000 letter of credit which must be renewed annually subject to the renewal of the Company's Line of Credit. The requirement of the letter of credit will be reviewed on an annual basis. The lease has a term of three years and is scheduled to expire in November, 1999. The lease contains an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the end of the initial term. Based on borrowing rates currently available to the Company on similar arrangements, the fair value of the lease agreement approximates the carrying value.

   4.  Earnings Per Share

   In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, "Earnings per Share", effective for periods ending after December 15, 1997. Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. All prior period earnings per share amounts have been restated in accordance with FASB No. 128. Diluted earnings per share are not materially different than basic earnings per share.

                             TM CENTURY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATION

   TM Century, Inc. (the "Company") is engaged primarily in the creation, production, marketing, and worldwide distribution of compact disc music libraries, production libraries, morning show services, and station identification jingles, for radio stations worldwide.

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

   LIQUIDITY AND CAPITAL RESOURCES

   The Company relies upon current sales of music libraries and jingles on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of up to four years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries, jingles, and the payments under production library and weekly music service contracts will provide in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 1998.

   During the quarter ended March 31, 1998, approximately $42,000 was spent for the purchase of property and equipment and for product development costs for new music libraries, music library updates, and jingles. Funds for operating needs, new product development, and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $150,000 in fiscal 1998.

   In May, 1996, the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems. The Company is required to repay the amount financed, totaling $550,000 in equal monthly payments of principal and interest during the term of the lease. Monthly payments on the lease are approximately $16,000. The term of the lease is three years and is scheduled to expire in November, 1999. The lease is backed by a letter of credit in the amount of $200,000. The letter of credit reduces the availability under the Company's revolving Line of Credit from $500,000 to $300,000.

   Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 1998. The Company has no other significant commitments for capital expenditures in fiscal 1998.

   RESULTS OF CONTINUING OPERATIONS

   Comparison of the Three-Month Periods Ended March 31, 1997 and 1998

   Revenues declined approximately $45,000 or 2.4% in the three-month period ended March 31, 1998 as compared to the same period for the previous year. The decrease was primarily due to the sale of all computerized radio station computer software and equipment inventory and other assets in June, 1997. The Company's revenue of computerized radio station computer software and equipment contributed approximately $157,000 in revenue for three months ended March 31, 1997. Excluding this revenue for three months ended March 31, 1997, would result in revenues increasing approximately $112,000 or 6.7% in the three-month period ended March 31, 1998 as compared to the same period for the previous year. The revenue increase was primarily due to an increase in revenues for production libraries of $89,000 and radio Jingles of $113,000. Offsetting these increases were decreases in the weekly HitDisc and GoldDisc music services of $11,000 and Morning Show services of $79,000. Morning Show services decreased as a result of a decrease in the allocation of advertising revenues.

   Production library revenues increased $89,000, or 4.8%. Increases in production library revenue is due to the substantial increase in advertising/barter arrangements for the Company's sales and imaging libraries. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company introduced a new production library in the second quarter of fiscal 1997. Sales and new sales growth are subject to customer acceptance of the new products.

   Jingles increased $113,000 or 43.6% primarily due to an increase in demand for custom Jingles compared to the same quarter, prior fiscal year 1997.

   Revenues of  weekly HitDisc  and  GoldDisc music  services  decreased
   $5,000 and $6,000 respectively, or 1.0% as compared to the same period previous year. The decrease in compact disc music library revenues was due to a slight decrease in weekly music sales to customers. The introduction in the fourth quarter of 1996 and the first quarter of 1998 of new music formats targeted to non-broadcast customers reduced the decline in the GoldDisc music service. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes that sales to non-broadcast customers and the introduction of new products will counteract the declines in revenues from existing music libraries. New products include pre-recorded music (GoldDrive) provided to equipment manufacturers of hard drive systems which was introduced during the fiscal year 1997, and a new music library targeted to non-broadcast customers which was introduced during the second quarter of fiscal year 1998. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production, programming and technical costs decreased $165,000 or 22.2%, and as a percentage of revenue decreased from 40.3% to 32.1%. The decrease as a percentage of revenues is primarily due to the reduction in expenses which resulted from the sale of all computerized radio station computer software and equipment inventory and assets in June 1997.

   Commissions decreased $6,000 or 1.8%, and as a percentage of revenues increased from 18.0% to 18.1%. Commissions as a percentage of selling and commission costs decreased from 57.6% to 54.7% due to higher selling costs in the three months ended fiscal year 1998 compared to same period prior year.
   Selling costs increased $26,000 or 10.7%, and as a percentage of revenues increased from 13.2% to 15.0%. The increase in expenses is primarily due to higher promotional costs of new products and sales promotions, and increases in sales salaries due to changes in sales force and commission plans. Selling costs as a percentage of selling and commission costs increased from 42.3% to 45.3%.

   General and administrative  costs decreased $63,000  or 11.3% and  is
   primarily  due  to  the  Company's  continued  efforts  in   reducing
   operating expenses.

   Depreciation decreased $6,000 or 6.7% primarily due to the sale of all computerized radio station computer software and equipment inventory and assets in June, 1997, and offset by increases in production equipment in the first and second quarters of fiscal year 1998.

   During the quarter ended March 31, 1997, the Company recorded a charge against operations of approximately $148,000 to reduce the carrying value of its equipment inventory and related assets to their net realizable value.

   Comparison of the Six-Month Periods Ended March 31, 1997 and 1998

   Revenues declined approximately $32,000 or 1.0% in the six-month period ended March 31, 1998 as compared to the same period for the previous year. The decrease was primarily due to the sale of all computerized radio station computer software and equipment inventory and other assets in June, 1997. The Company's revenue of computerized radio station computer software and equipment contributed approximately $271,000 in revenue for six months ended March 31, 1997. Excluding this revenue for six months ended March 31, 1997 would result in revenues increasing approximately $239,000 or 7.4% in the six-month period ended March 31, 1998 as compared to the same period for the previous year. The revenue increase was primarily due to increase in revenues for the weekly HitDisc and GoldDisc music services of $102,000, production libraries of $151,000 and radio Jingles of $110,000. Offsetting these increases were decreases in Morning Show services of $119,000. Morning Show services decreased as a result of a decrease in the allocation of advertising revenues.

   Revenues of weekly HitDisc and GoldDisc music services increased $51,000 and $52,000 respectively, or 4.9% as compared to the same period previous year. The increase in compact disc music library revenues was primarily due to an increase in weekly music sales and the introduction in the fourth quarter of 1996 and the first quarter of 1998 of new music formats targeted to non-broadcast customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes that sales to non-broadcast customers and the introduction of new products will counteract the declines in revenues from existing music libraries. New products include pre-recorded music (GoldDrive) provided to equipment manufacturers of hard drive systems which was introduced during the fiscal year 1997, and a new music library targeted to non-broadcast customers which was introduced during the second quarter of fiscal year 1998. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $151,000, or 43.2%. Increases in production library revenue is due to the substantial increase in advertising/barter arrangements for the Company's sales and imaging libraries. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company introduced a new production library in the second quarter of fiscal 1997. Sales and new sales growth are subject to customer acceptance of the new products.

   Jingles increased $110,000 or 24.7% primarily due to an increase in demand for custom Jingles compared to the same period, prior fiscal year 1997.

   Production, programming and technical costs decreased $377,000 or 25.3%, and as a percentage of revenue decreased from 42.5% to 32.0%. The decrease as a percentage of revenues is primarily due to the reduction in expenses which resulted from the sale of all computerized radio station computer software and equipment inventory and assets in June 1997.

   Commissions decreased $9,000 or 1.4%, and as a percentage of revenues decreased from 18.3% to 18.2% Commissions as a percentage of selling and commission costs decreased from 58.3% to 53.5% due to higher selling costs in the six months ended fiscal year 1998 compared to same period prior year.

   Selling costs increased $90,450 or 19.7%, and as a percentage of revenues increased from 13.1% to 15.8%. The increase in expenses is primarily due to higher promotional costs of new products and sales promotions, and increases in sales salaries due to changes in sales force and commission plans. Selling costs as a percentage of selling and commission costs increased from 41.7% to 46.5%.

   General and administrative  costs decreased $112,000  or 9.8% and  is
   primarily  due  to  the  Company's  continued  efforts  in   reducing
   operating expenses.

   Depreciation decreased $12,000 or 6.9% primarily due to the sale of all computerized radio station computer software and equipment inventory and other assets in June, 1997, and offset by increases in production equipment in the first and second quarters of fiscal year 1998.

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

                        PART II. OTHER INFORMATION

   Item 1. Legal proceedings - Not applicable.

   Item 2. Changes in securities - Not applicable.

   Item 3. Defaults upon senior securities - Not applicable.

   Item 4. Submission of matters to a vote of security holders
       The holders of approximately 71% of the outstanding common stock of the Company, by written consent executed as of April 28, 1998 in accordance with Delaware law, (i) re-elected each of the four directors of the Company, Marjorie L. McIntyre, Neil W. Sargent, Ann
   A. Armstrong and Donald E. Latin, and (ii) approved the appointment of Deloitte & Touche as the Company's independent public accountants for the fiscal year ending September 30, 1998. The Company did not solicit proxies or consents in connection therewith.

   Item 5. Other information - The Company provides music library services to radio stations in various States. One of the States the Company provides this service has indicated their intention to audit the 1991 to 1995 calendar years for any tax possibly due, due to sales. The final audit assessment has not yet occurred and therefore the results of such audit are unknown.


   (a) Exhibits
   Material Contracts:
   10.1. WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated April 21, 1998.
   10.2. Request To Amend A Letter of Credit by and between The Northern Trust Company and TM Century, Inc. dated April 21, 1998.
   27.1   Financial Data Schedule

   (b) Reports on Form 8-K
   No reports on Form 8-K were filed by the Company during the three month period ending March 31, 1998.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: May 12, 1998

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