Form 10QSB
period 1998-06-30
TM CENTURY INC
filed 1998-08-07
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: June 30, 1998



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

   Transitional Small Business Disclosure Format (check one): Yes _ No X

                                   TM Century, Inc.
                                    Balance Sheets
                As of June 30, 1998 (Unaudited) and September 30, 1997

                                        ASSETS
                                                     June 30, 1998  September 30, 1997
   CURRENT ASSETS
      Cash                                               443,619             294,333
      Accounts and notes receivable                      892,752             983,767
         less allowance for doubtful accounts          (135,182)           (250,000)
      Inventories, net                                   700,360             779,953
      Deferred federal income taxes                      139,130             154,530
      Prepaid expenses and other assets                   34,879              25,224
         TOTAL CURRENT ASSETS                          2,075,558           1,987,807

   PROPERTY AND EQUIPMENT                              2,508,621           2,463,958
      Less accumulated depreciation                   (1,796,865)         (1,548,617)
            NET PROPERTY AND EQUIPMENT                   711,756             915,341

   INVENTORIES - NONCURRENT, net                         162,385             143,647
   OTHER ASSETS                                           18,324              18,260

      TOTAL ASSETS                                     2,968,023           3,065,055


                         LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                    60,135              69,451
      Accrued expenses                                   218,053             205,674
      Current portion of obligation under capital        161,574             178,033
      lease
      Deferred revenue                                    93,801              56,011
      Customer deposits                                   17,858              26,358
            TOTAL CURRENT LIABILITIES                    551,421             535,527

   OBLIGATIONS UNDER CAPITAL LEASE                        12,709             128,755
   CUSTOMER DEPOSITS - NONCURRENT                        176,227             166,418
   DEFERRED FEDERAL INCOME TAXES                          11,000              26,400
            TOTAL LIABILITIES                            751,357             857,100

   STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; authorized            29,705              29,705
      7,500,000 shares;
         2,970,481 shares issued; and 2,483,193
      shares outstanding
      Paid-in capital                                  2,275,272           2,275,272
      Treasury stock - at cost, 487,288 and           (1,291,227)         (1,291,227)
      433,288 shares, respectively
      Retained earnings                                1,202,916           1,194,205
            TOTAL STOCKHOLDERS' EQUITY                 2,216,666           2,207,955

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       2,968,023           3,065,055

                      TM CENTURY, INC.
       Statements of Operations and Retained Earnings
                         (Unaudited)
      For the Three Months Ended June 30, 1998 and 1997

                                         1998       1997
   REVENUES                           1,703,318  1,962,285

      Less commissions                  332,715    275,876
   NET REVENUES                       1,370,603  1,686,409

   COSTS AND EXPENSES:
            Production, programming     549,145    822,340
            and technical costs
            General and administrative  509,295    527,718
            Selling costs               198,574    347,915
            Depreciation                 80,250     90,000
               TOTAL                  1,337,264  1,787,973

   OPERATING INCOME (LOSS)               33,339  (101,564)

   OTHER INCOME (EXPENSES)
            Other, net                    2,027      2,082
            Interest expense             (3,715)    (6,629)
               TOTAL                     (1,688)    (4,547)

   INCOME (LOSS) BEFORE INCOME TAXES     31,651   (106,111)

   INCOME TAX (BENEFIT) PROVISION             0          0

   NET INCOME (LOSS)                     31,651   (106,111)


   RETAINED EARNINGS, BEGINNING OF    1,171,265  1,458,799
   PERIOD

   RETAINED EARNINGS, END OF PERIOD   1,202,916  1,352,688

   BASIC AND DILUTED  NET INCOME           0.01     (0.04)
   (LOSS) PER SHARE

   WEIGHTED AVERAGE NUMBER OF BASIC
   AND DILUTED COMMON SHARES
   OUTSTANDING                        2,483,193  2,483,193

                       TM CENTURY, INC.
        Statements of Operations and Retained Earnings
                         (Unaudited)
       For the Nine Months Ended June 30, 1998 and 1997


                                         1998       1997
   REVENUES                            5,178,962  5,469,684

      Less commissions                   965,773    899,542
   NET REVENUES                        4,213,189  4,570,142

   COSTS AND EXPENSES:
            Production, programming    1,661,708  2,324,806
            and technical costs
            General and                1,544,558  1,683,855
            administrative
            Selling costs                743,852    797,055
            Depreciation                 248,248    270,365
            Reduction in carrying              0    148,000
            value of inventories
               TOTAL                   4,198,366  5,224,081

   OPERATING INCOME (LOSS)                14,823   (653,939)

   OTHER INCOME (EXPENSES)
            Other, net                     7,005      6,638
            Interest expense             (13,117)   (21,561)
               TOTAL                      (6,112)   (14,923)

   INCOME (LOSS) BEFORE INCOME TAXES       8,711   (668,862)

   INCOME TAX (BENEFIT) PROVISION              0          0

   NET INCOME (LOSS)                       8,711   (668,862)


   RETAINED EARNINGS, BEGINNING OF     1,194,205  2,021,550
   PERIOD

   RETAINED EARNINGS, END OF PERIOD    1,202,916  1,352,688

   BASIC AND DILUTED NET INCOME             0.00      (0.27)
   (LOSS) PER SHARE

   WEIGHTED AVERAGE NUMBER OF BASIC
   AND DILUTED COMMON SHARES
   OUTSTANDING                         2,483,193  2,503,881

                                    TM Century, Inc.
                       Statement of Cash Flows (Unaudited)
                 For the Nine Months Ended June 30, 1998 and 1997

                                                            1998        1997
   CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                    8,711    (668,862)
         Adjustments to reconcile net income to
         net cash provided by operating activities
            Depreciation                                    248,248     256,869
            Amortization                                    214,800     267,330
            Provision for doubtful accounts                  41,000      58,000
            Reduction in carrying value of inventories            0     148,000
         Change in assets and liabilities
            (Increase) decrease in:
               Trade accounts receivable                    (64,803)     11,460
               Inventories                                 (153,945)     82,727
               Prepaid expenses and other assets             (9,719)     (9,853)
            Increase (decrease) in:
               Accounts payable and accrued expenses          3,063      42,861
               Deferred revenue                              37,790      (8,281)
               Customer deposits                              1,309      (5,561)
         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES   326,454     174,690

   CASH FLOWS FROM INVESTING ACTIVITIES
         Purchases of property and equipment                (44,663)    (23,964)
         Acquisition of treasury stock                            0     (40,911)
         NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES   (44,663)    (64,875)

   CASH FLOWS FROM FINANCING ACTIVITIES
         Principal payments on capital lease obligations   (132,505)   (122,497)
         NET CASH PROVIDED (USED) IN FINANCING ACTIVITIES  (132,505)   (122,497)

   NET INCREASE (DECREASE) IN CASH                          149,286     (12,682)

   CASH AT BEGINNING OF PERIOD                              294,333     377,855

   CASH AND CASH EQUIVALENTS AT END OF PERIOD               443,619     365,173

                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                          JUNE 30, 1998 AND 1997

   1.  BASIS OF PRESENTATION

   The interim financial statements of TM Century, Inc. (the _Company_) at June 30, 1998, and for the three and nine months ended June 30, 1998 and 1997, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1997, balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1997. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1998 presentation.

   The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine months ended June 30, 1998, are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

   3.  LONG-TERM DEBT AND LEASE OBLIGATIONS

   The Company's Line of Credit was renewed through February 28, 1999 for $500,000 which represented a $200,000 increase compared to the prior year. The Company's $500,000 revolving Line of Credit with a bank grants a first lien and security interest in and upon 80% of the Company's domestic accounts and chattel paper, chattel paper with installments or other sums more than 90 days past due, and accounts and chattel paper due from any person or entity not domiciled in the United States. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears an annual commitment fee of 0.5% of the unused amounts, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the Line of Credit during the nine months ended June 30, 1998. In conjunction with the Company's leasing arrangement discussed below, the availability under the Line of Credit is reduced from $500,000 to $300,000 due to a $200,000 letter of credit.

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

   The following table provides a reconciliation between basic and diluted earnings per share, in accordance with FASB 128:

                                 Three Months        Nine Months
                                     Ended              Ended
                                    June 30            June 30
                                1998        1997     1998        1997
   Net Income (Loss)            31,651   (106,111)    8,711   (668,862)


   Weighted Average Number of
   Shares Outstanding
         Basic                2,483,193  2,483,193  2,483,193 2,503,881
         Dilutive effect of
         common stock equivalents     0          0          0         0

         Diluted              2,483,193  2,483,193  2,483,193 2,503,881

   Earnings Per Share:
         Basic and Diluted Net
         Income (Loss)             0.01      (0.04)      0.00     (0.27)

   5.  Other Matters

   The Company has been advised by a State taxing authority of its' intention to audit the sales tax records of the Company for business done in such tax jurisdiction. At this time the Company can not determine the impact of such audit on the financial position of the Company.

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

   During the quarter ended June 30, 1998, approximately $62,000 was spent for the purchase of property and equipment and for product development costs for new music libraries, music library updates, and jingles. Funds for operating needs, new product development, and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $220,000 in fiscal 1998.

   Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 1998. The Company has no other significant commitments for capital expenditures in fiscal 1998.

   The Company has been advised by a State taxing authority of its' intention to audit the sales tax records of the Company for business done in such tax jurisdiction. At this time the Company can not determine the impact of such audit on the financial position of the Company.

   RESULTS OF CONTINUING OPERATIONS

   Comparison of the Three-Month Periods Ended March 31, 1997 and 1998 Revenues declined approximately $259,000 or 13.2% in the three-month period ended June 30, 1998 as compared to the same period for the previous year. The decrease was primarily due to the sale of all computerized radio station computer software and equipment inventory and other assets in June, 1997. The Company's revenue of computerized radio station computer software and equipment contributed approximately $161,000 in revenue for three months ended June 30, 1997. Excluding this revenue for three months ended June 30, 1997, would result in revenues decreasing approximately $98,000 or 5.4% in the three-month period ended June 30, 1998 as compared to the same period for the previous year. The revenue decrease was primarily due to a decrease in revenues in the weekly HitDisc and GoldDisc music services of $259,000. Offsetting these decreases were revenue increases in production libraries of $89,000, radio Jingles of $34,000 and Morning Show service of $31,000. The Morning Show revenue increase is due to an increase in the number of Comedy customers as well as an increase in the allocation of advertising revenues.

   Production library revenues increased $89,000, or 48.3%. Increases in production library revenue is due to the substantial increase in advertising/barter arrangements for the Company's sales and imaging libraries. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company introduced new production libraries in the second and fourth quarters of fiscal 1997. Sales and new sales growth are subject to customer acceptance of the new products.

   Jingles increased $34,000 or 12.2% primarily due to an increase in demand for custom Jingles compared to the same quarter, prior fiscal year 1997.

   Revenues of weekly HitDisc and GoldDisc music services decreased $15,000 and $244,000 respectively, or 22.5% as compared to the same period previous year. The decrease in compact disc music library revenues was due to a decrease in weekly and recurrent music sales to customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. New products include pre-recorded music (GoldDrive) provided to equipment manufacturers of hard drive systems which was introduced during the fiscal year 1997. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production, programming and technical costs decreased $273,000 or 33.2%, and as a percentage of revenue decreased from 41.9% to 32.2%. The decrease as a percentage of revenues is primarily due to the reduction in expenses which resulted from the sale of all computerized radio station computer software and equipment inventory and assets in June 1997.

   Commissions increased $57,000 or 20.6%, and as a percentage of revenues increased from 14.1% to 19.6%. Commissions increased proportionally to the increase in commissioned sales. Commissions as a percentage of selling and commission costs increased from 44.2% to 62.6% due to lower selling costs in the three months ended fiscal year 1998 compared to same period prior year.

   Selling costs decreased $149,000 or 42.9%, and as a percentage of revenues decreased from 17.8% to 11.7%. The decrease in expenses is primarily due to a reduction in sales salaries as a result of changes in sales force and in-house commission plans. Selling costs as a percentage of selling and commission costs decreased from 55.8% to 37.4%.

   General and administrative  costs decreased  $18,000 or  3.5% and  is
   primarily  due  to  the  Company's  continued  efforts  in   reducing
   operating expenses.

   Depreciation decreased $10,000 or 10.8% and was primarily due to the sale of all computerized radio station computer software and equipment inventory and assets in June, 1997, and offset by increases in production equipment in the first and second quarters of fiscal year 1998.

   Comparison of the Nine-Month Periods Ended June 30, 1997 and 1998

   Revenues declined approximately $291,000 or 5.3% in the nine month period ended June 30, 1998 as compared to the same period for the previous year. The decrease was primarily due to the sale of all computerized radio station computer software and equipment inventory and other assets in June, 1997. The Company's revenue of computerized radio station computer software and equipment contributed approximately $431,000 in revenue for nine months ended June 30, 1997. Excluding this revenue for nine months ended June 30, 1997 would result in revenues increasing approximately $140,000 or 2.8% in the nine month period ended June 30, 1998 as compared to the same period for the previous year. The revenue increase was primarily due to increase in revenues for the weekly HitDisc music service of $19,000, production libraries of $238,000 and radio Jingles of $142,000. Offsetting these increases were decreases in the GoldDisc music service of $193,000 and the Morning Show service of $88,000.

   Revenues of the weekly HitDisc music service increased $19,000 or 1.0% as compared to the same period previous year. The increase in compact disc music library revenues was primarily due to an increase in weekly music sales. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. New products include pre-recorded music (GoldDrive) provided to equipment manufacturers of hard drive systems which was introduced during the fiscal year 1997. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $238,000, or 44.6%. Increases in production library revenue is due to the substantial increase in advertising/barter arrangements for the Company's sales and imaging libraries. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company introduced new production libraries in the second and fourth quarters of fiscal 1997. Sales and new sales growth are subject to customer acceptance of the new products.

   Jingles increased $142,000 or 19.7% primarily due to an increase in demand for custom Jingles compared to the same period, prior fiscal year 1997.

   GoldDisc revenues decreased $193,000 or 14.0% primarily due to a reduction in non-recurring sales to customers. The Morning Show service decreased as a result of a decrease in the allocation of advertising revenues.

   Production, programming and technical costs decreased $663,000 or 28.5%, and as a percentage of revenue decreased from 42.5% to 32.1%. The decrease as a percentage of revenues is primarily due to the reduction in expenses which resulted from the sale of all computerized radio station computer software and equipment inventory and assets in June 1997.

   Commissions increased $66,000 or 7.4%, and as a percentage of revenues increased from 16.5% to 18.7% Commissions as a percentage of selling and commission costs increased from 53.0% to 56.5% due to lower selling costs in the nine months ended fiscal year 1998 compared to same period prior year.

   Selling costs increased $53,000 or 6.7%, and as a percentage of revenues decreased from 14.6% to 14.4%. The decrease in expenses is primarily due to a decrease in sales salaries as a result of changes in sales force and in-house commission plans. Selling costs as a percentage of selling and commission costs decreased from 47.0% to 43.5%.

   General and administrative  costs decreased $139,000  or 8.3% and  is
   primarily  due  to  the  Company's  continued  efforts  in   reducing
   operating expenses.

   Depreciation decreased $22,000 or 8.2% primarily due to the sale of all computerized radio station computer software and equipment inventory and other assets in June, 1997, and offset by increases in production equipment in the first and second quarters of fiscal year 1998.

                          PART II. OTHER INFORMATION

   Item 1. Legal proceedings - Not applicable.

   Item 2. Changes in securities - Not applicable.

   Item 3. Defaults upon senior securities - Not applicable.

   Item 4. Submission of matters to a vote of security holders
       The holders of approximately 71% of the outstanding common stock of the Company, by written consent executed as of April 28, 1998 in accordance with Delaware law, (i) re-elected each of the four directors of the Company, Marjorie L. McIntyre, Neil W. Sargent,
       A. Ann Armstrong and Donald E. Latin, and (ii) approved the appointment of Deloitte & Touche as the Company's independent public accountants for the fiscal year ending September 30, 1998. The Company did not solicit proxies or consents in connection therewith.

   Item 5. Other information - The Company has been advised by a State taxing authority of its' intention to audit the sales tax records of the Company for business done in such tax jurisdiction. At this time the Company can not determine the impact of such audit on the financial position of the Company.


       On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. The RIAA alleged substantial damages and state that it would consider a pre-complaint settlement.

       Following receipt of the letter, counsel for the Company met with RIAA's counsel on June 30, 1998. At this meeting, the RIAA made a demand for $3 million to settle the dispute. RIAA was advised that the Company's financial position could not support such a cash settlement.

       On July 14,  1998, the Company entered  into a Tolling  Agreement
       with the RIAA.   On July 24, 1998,  it formally responded to  the
       RIAA.

       Since then, Distronics, one of the companies that manufacturers CDs for the Company's Gold Disc line, contacted the Company and advised it that Distronics had been contacted by the RIAA and told not to duplicate any sound recordings in the Gold Disc Series unless the Company could supply written license agreements.

       By letter date August 4, 1998, RIAA advised the Company that it would bring suit unless a meaningful settlement offer was proffered by the Company by August 10, 1998. The matter is now under discussion by the Company.

       Thus far no suit has been filed and no discovery has been undertaking. The Company believes that it has a meritorious defense to the claims asserted, but it is possible that it will not prevail if the matter is brought to litigation. Any significant cash amount paid in settlement or awarded in judgment would likely have an adverse effect on the Company.


   (a) Exhibits
   Material Contracts:
   10.     Material Contracts:  None.
   27.1   Financial Data Schedule

   (b) Reports on Form 8-K
   No reports on Form 8-K were filed by the Company during the three month period ending March 31, 1998.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: August 6, 1998

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