Form 10KSB
period 1998-09-30
TM CENTURY INC
filed 1998-12-21
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the fiscal year ended:  September 30, 1998
   Commission file No. 0-13167


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

   The issuer's revenue for its most recent fiscal year was $6,808,489.

   The aggregate market value of the voting stock held by non-affiliates of the issuer on September 30, 1998 based upon the average bid and asked prices of such stock on that date was $400,000. The number of issuer's shares of Common Stock outstanding as of September 30, 1998 was 2,483,193.

                    DOCUMENTS INCORPORATED BY REFERENCE

   Certain information contained in the Company's 1998 Information Statement is incorporated by reference in Part III.

   Transitional Small Business Disclosure Format (check one): Yes__ No X

                                  PART I

   ITEM 1. DESCRIPTION OF BUSINESS

   General

   TM Century, Inc. (the "Company") is engaged primarily in the creation, production, marketing, and worldwide distribution of compact disc music libraries, production libraries, comedy services, and station identification and commercials for radio/TV stations and production houses worldwide.

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

   Products

   The Company creates, produces, markets, and distributes musical goods and services for radio/TV stations and production houses worldwide. Products include special compilations of popular music on compact discs and computer hard drives, instrumental backgrounds for commercials and sound effects, station identification jingles and comedy services for radio/TV stations and production houses.

   Production libraries are sold on compact discs and include original recordings of background music and sound effects written and produced by the Company as sources of production material for radio/TV stations. Production libraries are available in a variety of musical styles and are used as background music for contests, promotional announcements, commercials, film or audio video presentations and websites. The Company also provides a weekly service of new record releases on compact disc to radio stations. Other music libraries include compilations of copyrighted music of original artists sold in eleven different music formats ("compact disc libraries"): Adult Contemporary, Easy Listening, Classic Hits, Country, Classic Rock, Contemporary Hit Radio, Urban, and Seventies Rock, New Adult Contemporary, Dance and Latin.

   All products on compact disc are mastered by the Company on compact disc or PCM-1630 digital audio tape and replicated by several available suppliers. Management believes that the loss of these sources of supply would not cause any significant interruption of the Company's operations, as there are several alternative sources of compact discs and replication services available.

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


   Set forth in the following tables are the Company's gross revenues (in thousands) by significant product category for the years ended September 30, 1998, 1997 and 1996.

   (Dollar Amounts in Thousands)                     Period Ended
                                               1998       1997       1996

       Broadcast Services:
       Music Libraries                         $5,567    $5,707     $4,575
       Radio Jingles                            1,183     1,051      1,067
       Software and Compact Disc Equipment         28       465        743
       Other                                       30        23          0

       Total                                   $6,808    $7,246     $6,385


   Marketing and Distribution

   The Company currently sells and supplies its products and services to customers in the United States and Canada through its own sales staff in Dallas, Texas. Domestic sales are made through telephone solicitation, advertising in trade magazines, and trade convention displays. The Company also sells its products through distribution arrangements with independent sales agents worldwide. Other than fees paid to independent sales agents, no other significant costs are incurred by the Company in conjunction with its international sales activities. Products are shipped from the Company's headquarters or from the Company's supplier of compact disc replication services via mail and express delivery services.

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

   Customers

   The Company's business is primarily dependent upon the radio broadcasting industry. The Company's revenues are generated from sales to customers in the United States and Canada and sales through agents worldwide. According to industry publications, approximately 11,000 radio stations were licensed by the Federal Communications Commission (FCC) for public broadcasting in the United States. Management believes that approximately 10,000 stations in the U.S. may require products and services of the type provided by the Company. No single customer has accounted for more than 10% of the Company's revenues in any of the past three years. Gross revenues from foreign sales totaled $1,900,000, $2,200,000, and $2,300,000 for the years ended 1998, 1997 and 1996, respectively.

   Competition

   The Company  competes  with  several  other  music  syndicators  that provide either music libraries or radio jingle packages to the broadcast industry. Management believes the Company offers a broader array of broadcast products and services than any of its competitors. Competing radio program syndicators generally provide either jingles, production libraries, or music on tape, records, compact disc, or via satellite. Management believes the Company is one of the leading suppliers of radio music services and the largest supplier of radio music services on compact disc. The Company competes with several hundred jingle producers; however, management believes only a few specialize in radio station identification materials. Management believes the Company is one of the larger suppliers of radio station identification jingles in the industry. Several dozen providers of production libraries compete with the Company. Management believes it is one of the major suppliers of production libraries to the radio industry. While certain competing products may be considered to be equal in price or technical performance, management believes the Company also competes effectively on the basis of quality and creativity within each product line.

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

   Employees

   As of December 1, 1998, the Company had approximately 44 full-time employees. The Company also contracts with other personnel and subcontractors who provide creative talent for various projects on an as-needed basis.

   ITEM 2. DESCRIPTION OF PROPERTY

   The Company's principal operations are conducted from a leased 46,645 square foot office and production facility located at 2002 Academy, Dallas, Texas. The facility is comprised of sales and administrative offices and recording studios. The facility is leased from unaffiliated third parties under a lease that expires on July 15, 2003. The lease may be extended at the Company's option for two additional five-year terms. The first five year term rental rate is based on a fixed amount per square foot which is approximately a 6.3% increase over the 2003 year rental rate. The second five year term is subject to rental adjustments based on a formula related to fair market rental. Management believes that its existing facility and additional space currently under lease are sufficient for its existing activities and potential growth for the foreseeable future.

   ITEM 3. LEGAL PROCEEDINGS

   The Company has been advised by a State taxing authority of its intention to audit the sales tax records of the Company for business done in such tax jurisdiction. The Company does not believe that the results of such audit will have a material impact on the financial position of the Company.

   On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. The RIAA alleged substantial damages in the amount of $76,000,000 and stated that it would consider a pre-complaint settlement.

   Following receipt of the letter, the Company and its counsel met with RIAA's counsel on June 30, 1998. At this meeting, the RIAA made a demand for $3 million to settle the dispute. RIAA was advised that the Company's financial position could not support such a cash settlement.

   On July 14, 1998 the Company entered into a Tolling Agreement with the RIAA. On July 24, 1998, it formally responded to the RIAA.

   Since then, Disctronics, one of the companies that manufactures CDs for the Company's GoldDisc line, contacted the Company and advised it that Disctronics had been contacted by the RIAA and told not to duplicate any sound recordings in the GoldDisc Series unless the Company could supply written license agreements.

   By letter dated August 4, 1998, RIAA advised the Company that it would bring suit unless a meaningful settlement offer was proffered by the Company by August 10, 1998. In September mediation was undertaken with no settlement resulting.

   In October 1998, the Company filed suit for declaratory judgment  and
   tortuous interference  with respect  to Disctronics.   The  suit  was
   later dismissed without prejudice by agreement.

   Thus far no discovery has been undertaken. The Company believes that it has a meritorious defense to many of the claims asserted, but it is possible that it will not prevail if the matter is brought to litigation. Any significant cash amount paid in settlement or awarded in judgment would likely have an adverse effect on the Company.

   In management's opinion the likelihood of an unfavorable outcome and an estimate of the amount or range of any potential loss cannot be determined. However, the Company has recorded a reserve for possible loss of $385,000 as of September 30, 1998 on the terms of its latest settlement offer based on annual payments of $50,000 over a period of eleven years. The recorded reserve reflects a discount of the settlement offer using a discount rate of 8% per annum.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1998.

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

                                  Common Stock Bid

                                  High        Low

   Fiscal 1998:
                   1st Quarter      $.81       $.38
                   2nd Quarter       .63        .44
                   3rd Quarter       .50        .41
                   4th Quarter       .60        .28

   Fiscal 1997:
                   1st Quarter      $.94       $.50
                   2nd Quarter      1.12        .56
                   3rd Quarter      1.00        .40
                   4th Quarter       .66        .44


   As of September 30, 1998 the Company had approximately 206 record owners and 400 beneficial owners of its common stock. The Company has not paid dividends on the common stock and does not anticipate paying dividends in the foreseeable future.

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

   When used in this Annual Report, words such as "believes", "expects", "intends", "plans", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by section 21E of the Securities Exchange Commission Act of 1934.

   Liquidity and Capital Resources

   The Company relies upon current sales of music libraries and jingles on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to four years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries and jingles and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 1999.

   During fiscal 1998, the Company made approximately $44,500 in capital expenditures for the purchase of property and equipment which compares to capital expenditures of approximately $97,000 in 1997 and $73,000 in 1996. Capital expenditures in 1998 were primarily associated with upgrades of production equipment. Product development costs of $163,000 were incurred during fiscal 1998 for software development, new music libraries, and music library updates, which compares to product development expenditures of $198,500 in 1997 and $146,000 in 1996. Funds for operating needs, new product development, and capital expenditures for the year ended September 30, 1998 were provided from operations and cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $125,000 in fiscal 1999. The Company has no other significant commitments for capital expenditures in fiscal 1999. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet capital requirements.

   The Company's Line of Credit was renewed through February 28, 1999 for the lessor of either; 80% of the Company's domestic accounts and chattel paper (excluding Accounts over 90 days old, chattel paper with installments or other sums more than 90 days past due, and accounts and chattel paper due from any person or entity not domiciled in the United States, or from any shareholder, officer or employee), or $500,000. This represents approximately a $200,000 increase compared to the prior year. The Company's $500,000 revolving Line of Credit with a bank grants a first lien and security interest in and upon all accounts, chattel paper, contract rights, general intangibles and deposit accounts. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears an annual commitment fee of 0.5% of the unused amounts, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the Line of Credit during fiscal 1998 and no long-term borrowing is anticipated in the foreseeable future at current levels of business operation.

   In May  1996 the  Company  entered into  a  lease agreement  for  the financing of an upgrade of its computer hardware and software systems, which was completed in fiscal year 1997. The cost of the project was $529,000, of which $426,000 was financed as of September 30, 1996 and the remaining $103,000 was financed in fiscal 1997. The Company is required to repay the amount financed in equal monthly payments of principal and interest during the term of the lease. Monthly payments on the lease commenced in June 1996 in the amount of approximately $13,000. The required monthly payments have been increased to approximately $16,000 as a result of the December 1996 computer upgrade of $103,000. The term of the lease is three years and the lease is backed by a letter of credit in the amount of $200,000. The letter of credit reduces the availability under the Company's revolving Line of Credit from $500,000 to $300,000. The letter of credit requirement is reviewed on an annual basis by the Lessor.

   Customer deposits increased to $194,800 as of September 30, 1998, from $192,800 as of September 30, 1997, for deposits received from customers ordering products. The balance in customer deposits is dependent upon the timing of customer orders for compact disc libraries, jingles, and production libraries.

   The Company has net operating loss carryforwards of approximately $1,497,000 available to offset future taxable income expiring in 2008 through 2011. A valuation allowance of approximately $846,000 has been provided to reduce the net deferred tax asset to zero because it is likely that the tax asset will not be realized. Realization is dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards. The amount of the deferred tax asset has been reduced to zero due to the Company experiencing four consecutive year losses. Although realization is not assured, management has taken certain steps intended to achieve a return to profitable operations in future periods. These steps include certain corporate restructuring, continued cost reduction measures which have reduced certain expenses to manageable levels, the discontinuation of unprofitable product lines during fiscal years 1996 and 1997, new approaches to marketing current products, and the introduction of new products.

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

   The Company has assessed its Year 2000 issues and determined an immaterial effect exists on any operating systems hardware and software. The Company converted its main operating software system that is Year 2000 compatible in March, 1998 and the consultant who is responsible for creating the in-house Contract Administration System indicated there would be minimal Year 2000 issues. The Company's vendor purchased accounting system consultant believes the accounting system is Year 2000 compatible. In addition, the Company's Microsoft Windows NT consultant confirmed that the Company's network environment is Year 2000 compliant. The Company's in-house programmer analyst also believes there are no major Year 2000 issues for the Company. Furthermore the Company's assessment incorporates existing vendors and suppliers relationships and management believes there would be no material effect on the Company's business, results of operations, or financial condition if they do not timely become Year 2000 compliant. The most reasonably likely worst scenario estimates the cost to be approximately $50,000 to deal with any Year 2000 issues. Any necessary funds will come from operations and cash reserves.

   Results of Continuing Operations

   Fiscal 1998 Compared to Fiscal 1997

   Revenues decreased 6.0% to $6.8 million in 1998 from $7.2 million in 1997. The overall decrease was primarily due to a decrease in international sales, compact discs sales prices and volume, and specialized radio station computer equipment and software sales, and was partially offset by an increase in production libraries and jingles sales. The decrease in compact disc sales was $410,000, or 10% and is partially attributed to a decrease in weekly music service revenues of $22,000 or 1%. The reduction in the specialized radio computer equipment and software sales can be attributed to the sale of the Ultimate Digital Studio division (UDS) in June 1997. Production libraries increased $317,000, or 42% primarily due to the introduction of two new music libraries during fiscal year 1997 and one at the beginning of fiscal year 1998, and the continual sales of pre-1997 music libraries. Revenues from radio jingles increased by $131,000 or 13% primarily due to an increase in the sales volume of custom and syndicated jingles packages being sold.

   As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries rather than from conversions to compact disc music library technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes that revenues from weekly music services will either remain relatively unchanged or continue to grow by introducing new music libraries to radio stations. Management believes the international markets have not reached maturity for compact disc technology. Renewals and new sales growth are subject to customer acceptance of the new products.

   A $46,000 or 6% decrease in weekly comedy services revenue was primarily due to a reduction in the percentage of barter revenue allocated to Comedy from the total barter revenue, which includes other products. Revenues are derived from obtaining airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. The Company has begun to market other products using similar barter arrangements. Revenues from other barter arrangements are expected to increase in the future.

   Music library revenues may also be adversely affected as radio stations convert to new music delivery systems technology offered by competitors, such as computer hard drives which store music in a digital compression form. The Company began providing music libraries on hard drive to the radio industry in 1997. The Company's hard drive sales have not generated significant revenues. An increasing number of radio stations are converting to or adding systems using digital compression technology. Although music libraries on compact disc can be transferred to hard drive systems, some of the equipment manufacturer's are offering hard drives with pre-loaded music libraries.

   Revenues from specialized radio station computer equipment and software sales decreased $437,000 primarily due to the sale of the Ultimate Digital Studio (UDS) division in June 1997.

   Commissions as a percentage of revenues increased to 19% of revenue in fiscal 1998 from 17% of revenue in fiscal 1997. This increase is due to changes in the revenue structure where a greater percentage of revenue is on a barter basis.

   Production, programming and technical costs decreased 24% to $2.2 million in 1998 from $2.9 million in 1997. As a percentage of revenue these costs decreased from 40% in 1997 to 32% in 1998. The decrease is primarily due to lower replication direct costs and amortization expenses.

   General and administrative costs decreased $15,600 or 1%, primarily due to a decrease in salaries and benefits and other administrative expenses. Such decreases were offset by an increase in professional fees and bad debt expenses.

   Selling costs decreased $170,000 or 15%, primarily due to a decrease in salaries and benefits, domestic commissions and advertising expenses.

   Depreciation expense decreased $7,000, or 2%, primarily as a result of more assets being fully depreciated compared to the prior year.

   During 1997, the Company recorded a provision of $218,000 to reduce the carrying value of its production libraries to the lower of cost or market. The amount retained in inventory was reduced to amounts supported by current sales levels.

   In fiscal 1998 the Company recorded a reserve for possible loss of $385,000 as of September 30, 1998 on the terms of its latest settlement offer to the RIAA based on annual payments of $50,000 over a period of eleven years. The recorded reserve reflects a discount of the settlement offer using a discount rate of 8% per annum.

   The Company has reduced its net deferred tax asset of $128,130 at September 30, 1997 to zero at September 30, 1998 because it is likely that the tax asset will not be realized. This reduction resulted in deferred income tax expense of $128,130 in fiscal 1998.

   Fiscal 1997 Compared to Fiscal 1996

   Revenues increased 13% to $7.2 million in 1997 from $6.4 million in 1996. The overall increase was primarily due to an increase in music library sales prices and volume, and was partially offset by a reduction in software and compact disc equipment sales. The reduction in software and compact disc equipment sales can be attributed to the sale of the Ultimate Digital Studio division (UDS) in June 1997. The increase in music library sales of $1.1 million, or 25%, resulted from an increase in sales of compact disc libraries and production libraries, and weekly music service revenues. Revenues from radio jingles decreased by $16,000 or 2% primarily due to a decrease in publishers royalties received from the broadcasting of the Company's jingles.

   Sales of weekly music services increased $425,000, or 21%. The increase in compact disc music library revenues was due to the introduction in the fourth quarter of 1996 of a new music format targeted to non-broadcast customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries rather than from conversions to compact disc music library technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes that revenues from weekly music services will continue to grow by targeting new music formats to non-broadcast customers and introducing new music libraries to radio stations. Management believes the international markets have not reached maturity for compact disc technology. Renewals and new sales growth are subject to customer acceptance of the new products.

   An increase in revenue from weekly comedy services was primarily due to barter arrangements whereby revenues are derived from obtaining commercial airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. The Company has begun to market other products using similar barter arrangements. Revenues from such barter arrangements are expected to increase in the future.

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

   Revenues from specialized computer equipment and software sales decreased $279,000 primarily due to the sale of the Ultimate Digital Studio (UDS) division and revisions in software necessary to satisfy market requirements The Company expects that it will be able to rebuild its revenues but does not expect revenue levels to attain its former levels from software sales over the next five years by entering into strategic alliances with other companies who develop computer software used in programming music sequences and for automated playback systems.

   Commissions as a percentage of revenues increased to 17% of revenue in fiscal 1997 from 7% of revenue in fiscal 1996. This increase is due to changes in the commission structure.

   Production, programming and technical costs decreased 2% to $2.9 million in 1997 from $3.0 million in 1996. As a percentage of revenue these costs decreased from 47% in fiscal 1996 to 40% in fiscal 1997.

   General and administrative costs decreased $168,000, or 7%, primarily due to a reduction in salaries and benefits.

   Selling costs increased $370,000 or 49%, primarily due to an increase in salaries and benefits allocation, advertising and promotion expenditures as a result of the introduction of two new products in 1997 and convention costs.

   Depreciation expense increased $93,000, or 38%, primarily as a result of computer equipment and software acquired under a capital lease during fiscal years 1996 and 1997.

   During 1997, the Company recorded a provision of $218,000 to reduce the carrying value of its production libraries to the lower of cost or market. The amount retained in inventory was reduced to amounts supported by current sales levels.

   Accounting Matters

   The Financial Accounting Standards Board ("FASB") periodically issues accounting standards which may affect the financial accounting or disclosures of the Company. There are no accounting standards that have been issued, but not yet adopted by the Company, which would have a material effect on the financial position or results of operations of the Company.

   ITEM 7.   FINANCIAL STATEMENTS

   The financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated December 4, 1998, included elsewhere in this report are incorporated by reference in answer to this Item 7.

   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                 PART III

   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

   The information required by this item is contained under the heading "Information Concerning the Directors and Executive Officers" in the Company's 1999 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

   ITEM 10.  EXECUTIVE COMPENSATION

   The information required by this item is contained under the heading "Executive Compensation" in the Company's 1999 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

   ITEM 11.    SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
   MANAGEMENT

   The information required by this item is contained under the heading "Voting Securities and Principal Stockholders" in the Company's 1999 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is contained under the heading "Executive Compensation" in the Company's 1999 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

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

      (e) WCMA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated April 21, 1994. (Exhibit 2) (3) (March 31, 1994)
      (f) WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated January 16, 1995. (Exhibit 10(f)) (8)
      (g) Agreement dated November 30, 1994 between TM Century, Inc. and
          P. Craig Turner regarding Mr. Turner's resignation as President and Chief Executive Officer and director of the Registrant. (Exhibit 10.1) (6)
      (h) *TM Century, Inc. Bonus Plan for Executive Management dated October 1, 1992 (Exhibit 10(j)) (5)
      (i) Lease Agreement, dated as of April 23, 1993 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit 1) (3) (March 31, 1993)
      (j) Purchase and Sale Agreement by and between Merriman Patrick Turner Productions, Inc. and TM Century, Inc. dated March 29, 1994. (Exhibit 1) (3) (March 31, 1994)
      (k) First Amendment of Lease, dated as of August 22, 1994 by and between NationsBank of Texas, N.A., Trustee and TM Century,
          Inc. (Exhibit 10(m)) (7)
      (l) *Consulting Agreement between TM Century, Inc. and Carol M.
          Peek dated January 27, 1995. (Exhibit 1) (3) (December 31,
          1994)
      (m) *Employment Agreement between TM Century, Inc. and Neil W. Sargent dated March 22, 1995. (Exhibit 1) (3) (March 31, 1995)
      (n) Distribution agreement between TM Century, Inc. and Radio Express, Inc. dated November 1, 1992. (Exhibit (o)) (8)
      (o) Software Remarketing Agreement between Electronic Data Systems Corporation and TM Century, Inc. dated February 9, 1996. (Exhibit 1) (3) (December 31, 1995)
      (p) WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated March 18, 1996. (Exhibit 1) (3) (March 31, 1996)
      (q) Letter Amendment Agreement and Letter of Credit Supplement Agreement to Loan and Security Agreement and Term Note by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated April 22, 1996 and April 18, 1996; and
          Letter  of  Credit  Agreement  by  and  between  Merrill   Lynch
          Business Financial Services Inc., The Northern Trust Company, and TM Century, Inc. dated April 30, 1996. (Exhibit 10(a)) (3) (June 30, 1996)
      (r) Master Lease Agreement by and between USL Capital Corporation and TM Century, Inc. dated May 2, 1996. (Exhibit 10(b)) (3) (June 30, 1996)
      (s) *Employment Agreement between TM Century, Inc. and R. David Graupner dated May 6, 1996. (Exhibit 10(c)) (3) (June 30, 1996)
      (t) *Consulting Agreement between TM Century, Inc. and Marjorie L. McIntyre dated July 5, 1996.
      (u) WMCA Line of Credit Extension Letter Agreement by and between Merrill Lynch Business Financial Services Inc. and TM Century, Inc. dated April 21, 1998. (Exhibit 10.1) (3) (March 31, 1998)
      (v) Letter of Credit Amendment Agreement by and between Northern Trust Company and TM Century, Inc. dated April 21, 1998. (Exhibit 10.2 (1) (March 31, 1998)

      (w) *Employment Agreement between TM Century, Inc. and Neil W. Sargent dated April 17, 1998, amending Employment Agreement between TM Century, Inc. and Neil W. Sargent dated March 22, 1995. (Exhibit 1) (3) (March 31, 1995)

   27 Financial Data Schedule

   Notes to Exhibits:
        (1)  Incorporated by reference to the similarly-numbered exhibit to the Registration Statement on Form S-18 (No. 2- 93588-FW), filed October 2, 1984, as amended.
        (2) Incorporated by reference to the indicated exhibit to the Quarterly Report on Form 10-Q for the indicated period, of the Registrant.
        (3)  Incorporated by reference  to the indicated  exhibit to  the
             Annual  Report  on  Form  10-K  for  the  fiscal  year   ended
             September 30, 1990, as amended.
        (4)  Incorporated by reference to  the indicated exhibit to  the
             Annual  Report  on  Form  10-K  for  the  fiscal  year   ended
             September 30, 1991.
        (5)  Incorporated by reference to  the indicated exhibit to  the
             Annual  Report  on  Form  10-K  for  the  fiscal  year   ended
             September 30, 1992, of the Registrant.
        (6)  Incorporated by reference to  the indicated exhibit to  the
             Current Report on Form 8-K dated    November 30, 1994, of  the
             Registrant.
        (7) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.
        (8) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995.
        (9) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996.
        (10) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

   * The documents filed or incorporated by reference as Exhibits 10(c),
     (h), (l), (m), (s), (t) and (w) hereto constitute management contracts or compensatory plans or arrangements.

   (b)  Reports on Form 8-K

   No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1998.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: December 16, 1998

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

                                                            DATE:

   /s/Roger Holeman                                         December 16, 1998
   ROGER HOLEMAN, Chief Financial Officer
   (Principal financial and accounting officer)


   /s/Neil W. Sargent                                       December 16, 1998
   NEIL W. SARGENT, President and Chief Executive Officer
   (Principal executive officer)


   /s/Marjorie L. McIntyre                                  December 16, 1998
   MARJORIE L. MCINTYRE, Chairman of the Board of Directors


   /s/A.  Ann Armstrong                                     December 16, 1998
   A. ANN ARMSTRONG, Director


   /s/Donald E. Latin                                       December 16, 1998
   DONALD E. LATIN, Director

   SIGNATURES


   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Dated: December 16, 1998

                                 TM CENTURY, INC.



                                 BY: Roger Holeman
                                 Chief Financial Officer

   In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                            DATE:


                                                            December 16, 1998
   ROGER HOLEMAN, Chief Financial Officer
   (Principal financial and accounting officer)


                                                            December 16, 1998
   NEIL W. SARGENT., President and Chief Executive Officer
   (Principal executive officer)


                                                            December 16, 1998
   MARJORIE L. MCINTYRE, Chairman of the Board of Directors


                                                            December 16, 1998
   A.  ANN ARMSTRONG, Director


                                                            December 16, 1998
   DONALD E. LATIN, Director

                             TM CENTURY, INC.

                       INDEX TO FINANCIAL STATEMENTS

   Financial Statements:

   Independent Auditors' Report                                            18

   Balance Sheets, September 30, 1998 and 1997                             19

   Statements of Operations for the Years Ended September 30, 1998, 1997
   and 1996                                                                20

   Statements of Stockholders' Equity for the Years Ended September  30,
   1998, 1997 and 1996                                                     21

   Statements of Cash Flows for the Years Ended September 30, 1998, 1997
   and 1996                                                                22

   Notes to Financial Statements                                           23




   INDEPENDENT AUDITORS' REPORT

   To the Stockholders and Board of Directors of TM Century, Inc.:

   We have audited the balance sheets of TM Century, Inc. (the "Company"), as of September 30, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.




   DELOITTE & TOUCHE LLP
   Dallas, Texas
   December 4, 1998

                                TM Century, Inc.
                                 Balance Sheets
                As of September 30, 1998 and September 30, 1997

                                     ASSETS

                                                                         1998         1997
   CURRENT ASSETS
      Cash                                                          $   348,957  $   294,333
      Accounts receivable, less allowance
         for doubtful accounts of $230,000 and $250,000 respectively    763,653      733,767
      Inventories, net                                                  612,992      779,953
      Deferred federal income taxes                                           0      154,530
      Prepaid expenses and other current assets                          29,837       25,224
            TOTAL CURRENT ASSETS                                      1,755,439    1,987,807

   PROPERTY AND EQUIPMENT                                             2,508,394    2,463,958
      Less accumulated depreciation                                  (1,879,587)  (1,548,617)

            NET PROPERTY AND EQUIPMENT                                  628,807      915,341

   INVENTORIES - NONCURRENT, net                                        178,397      143,647
   OTHER ASSETS                                                          18,260       18,260

      TOTAL ASSETS                                                  $ 2,580,903  $ 3,065,055


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                              $   100,050  $    69,451
      Accrued expenses                                                  233,836      205,674
      Current portion of obligation under capital lease                 122,212      178,033
      Deferred revenue                                                  108,694       56,011
      Customer deposits                                                  17,858       26,358
            TOTAL CURRENT LIABILITIES                                   582,650      535,527

   OBLIGATIONS UNDER CAPITAL LEASE                                        6,407      128,755
   CUSTOMER DEPOSITS - NONCURRENT                                       176,943      166,418
   DEFERRED FEDERAL INCOME TAXES                                              0       26,400
   COMMITMENTS AND CONTINGENCIES                                        385,000            0
            TOTAL LIABILITIES                                         1,151,000      857,100

   STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; authorized 7,500,000 shares;         29,705       29,705
        2,970,481 shares issued; and 2,483,193 shares outstanding
      Paid-in capital                                                 2,275,272    2,275,272
      Treasury stock - at cost, 487,288 shares                       (1,291,227)  (1,291,227)

      Retained earnings                                                 416,153    1,194,205
            TOTAL STOCKHOLDERS' EQUITY                                1,429,903    2,207,955

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 2,580,903  $ 3,065,055

   See notes to financial statements

                                TM Century, Inc.
                            Statements of Operations
                       September 30, 1998, 1997 and 1996


                                              1998          1997          1996
   REVENUES                                $6,808,489    $7,246,661    $6,385,318
     Less  Commissions                      1,302,280     1,213,679       415,872
        NET REVENUES                        5,506,209     6,032,982     5,969,446

   COSTS AND EXPENSES
     Production, Programming, and           2,208,172     2,897,893     2,977,787
        Technical Costs
     General and Administrative             2,250,933     2,266,540     2,434,429
     Selling Costs                            953,179     1,122,774       752,915
     Depreciation                             330,970       338,111       244,823
     Reduction in Carrying Value of            22,266       218,000       229,580
     Inventories
        Total Costs and Expenses            5,765,520     6,843,318     6,639,534

   OPERATING LOSS                            (259,311)     (810,336)     (670,088)

   OTHER INCOME (EXPENSE)
     Interest income                           10,352        10,613        12,855
     Interest expense                         (15,963)      (28,440)       (8,138)
     Other                                          0           818       (57,759)
                                               (5,611)      (17,009)      (53,042)

   PROVISION FOR SETTLEMENT OF RIAA DISPUTE  (385,000)            0             0

   LOSS BEFORE PROVISION FOR INCOME TAXES    (649,922)     (827,345)     (723,130)

   (PROVISION) BENEFIT FOR INCOME TAXES
        Current                                     0             0             0
        Deferred                             (128,130)            0        34,313
        Total (Provision) Benefit for        (128,130)            0        34,313
        Income Taxes

   NET LOSS                                $ (778,052)   $ (827,345)   $ (688,817)

   BASIC AND DILUTED LOSS PER COMMON SHARE $    (0.31)   $    (0.33)   $    (0.27)

   WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                       2,483,193     2,496,210     2,537,193

   See notes to financial statements

                                           TM Century, Inc.
                                  Statements of Stockholders' Equity
                           Years ended September 30, 1998, 1997 and 1996


                                             Common Stock     Additional                              Total
                                              Number of          Paid-In      Treasury      Retained      Stockholders'
                                          Shares      Amount     Capital        Stock        Earnings         Equity
   BALANCE, SEPTEMBER 30, 1995           2,970,481   $29,705    $2,275,272   $(1,250,316)   $2,710,367     $3,765,028

   Net Loss                                                0             0             0      (688,817)      (688,817)

   BALANCE, SEPTEMBER 30, 1996           2,970,481    29,705     2,275,272    (1,250,316)    2,021,550      3,076,211

   Purchase of Treasury Stock                              0             0       (40,911)            0        (40,911)

   Net Loss                                                0             0             0      (827,345)      (827,345)

   BALANCE, SEPTEMBER 30, 1997           2,970,481    29,705     2,275,272    (1,291,227)    1,194,205      2,207,955

   Net Loss                                                0             0             0      (778,052)      (778,052)

   BALANCE, SEPTEMBER 30, 1998           2,970,481   $29,705    $2,275,272   $(1,291,227)   $  416,153     $1,429,903


   See notes to financial statements

                                    TM Century, Inc.
                                Statements of Cash Flows
                     Years Ended September 30, 1998, 1997 and 1996

                                                                     1998        1997         1996
   OPERATING ACTIVITIES
         Net loss                                                 $(778,052)  $(827,345)   $(688,817)
         Adjustments to reconcile net income to net
         cash provided by (used in) operating activities
            Depreciation                                            330,970     338,111      244,823
            Amortization                                            289,620     385,079      391,519
            Provision for settlement of RIAA dispute                385,000           0            0
            Deferred income taxes                                   128,130           0      (37,577)
            Provision for doubtful accounts                         (20,000)    140,498       80,000
            Loss (gain) on disposition of property and equipment          0        (818)      37,115
            Reduction in carrying value of inventories               22,266     148,000      229,580
         Increase (decrease) in cash from changes in operating
         assets and liabilities:
            Trade accounts receivable                                (9,886)    (44,417)       1,527
            Inventories                                            (179,675)    114,791       48,844
            Prepaid expenses and other current assets                (4,613)     26,349      (28,597)
            Accounts payable and accrued expenses                    58,761     (73,754)     (57,659)
            Federal income taxes receivable/payable                       0           0      132,220
            Deferred revenue                                         52,683      31,713       24,298
            Customer deposits                                         2,025     (38,323)    (124,496)
         NET CASH PROVIDED BY OPERATING ACTIVITIES                  277,229     199,884      252,780

   INVESTING ACTIVITIES
         (Increase) Decrease in other assets                              0      (2,872)       1,000
         Purchases of property and equipment                        (44,436)    (96,891)     (72,949)
         Principal payments received on notes receivable                  0           0        4,423
         Proceeds from sale of property and equipment                     0      20,916        5,080
         NET CASH USED IN INVESTING ACTIVITIES                      (44,436)    (78,847)     (62,446)

   FINANCING ACTIVITIES
         Acquisition of treasury stock                                    0     (40,911)           0
         Principal payments on capital lease obligations           (178,169)   (163,648)     (58,291)
         NET CASH USED IN FINANCING ACTIVITIES                     (178,169)   (204,559)     (58,291)

   NET INCREASE (DECREASE) IN CASH                                   54,624     (83,522)     132,043

   CASH AT BEGINNING OF YEAR                                        294,333     377,855      245,812

   CASH AND CASH EQUIVALENTS AT END OF YEAR                       $ 348,957   $ 294,333    $ 377,855

   See notes to financial statements

                             TM CENTURY, INC.
                       NOTES TO FINANCIAL STATEMENTS


   1.  THE COMPANY

   TM Century, Inc. (the "Company") is primarily engaged in the creation, production, marketing, and distribution of goods and services for radio stations worldwide. Products include special compilations of popular music on compact discs, sound effects, comedy services and station identification jingles.

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

          Office furniture and equipment          3 to 7 years
          Production equipment                    5 to 7 years
          Leasehold improvements                  5 to 10 years

   The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of ", effective October 1, 1996. The effect of such adoption was not significant to the Company's financial condition or results of operations.

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

   Net Loss Per Share

   Basic and diluted loss per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive, outstanding during the periods. As of September 30, 1998 the Company had 205,000 stock options outstanding. These options were excluded from the calculation of basic and diluted net loss per share since including such options would have an antidilutive effect.

   Use of Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses. Actual results may differ from such estimates.

   Reclassifications

   Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the classifications used in the 1998 financial statements with no effect on previously reported net income or stockholders' equity.

   New Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share", which establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company's adoption of SFAS No. 128 did not have a significant impact upon the Company's reported earnings per share.

   The FASB issued, in February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. The Company's adoption of SFAS No. 129 did not have a significant impact upon the Company's results of operations.

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's adoption of SFAS No. 130 did not have a significant impact upon the Company's reported results of operations.

   The FASB also issued, in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The effect of such adoption will not have a significant impact upon the Company's results of operations, but will result in additional disclosure in the 1999 financial statements.

   The FASB issued, in February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employer's disclosures about provisions and other postretirement benefit plans and is effective for financial statements issued for periods beginning after December 15, 1997. The Company does not expect the adoption of SFAS 132 to have a significant effect on the 1999 financial statements.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 is effective for all fiscal quarters for all fiscal years beginning after June 15, 1999. The Company does not expect the adoption of SFAS 133 to have a significant impact upon the Company's reported results of operations.

   3.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

   Supplemental disclosures as of September 30:
                                                         1998           1997

     Cash paid for interest                         $    15,967    $    25,871

     Noncash investing and financing activities:
          Capital lease obligation incurred         $      -       $   102,578

   4.  INVENTORIES

   Inventories consisted of the following at September 30, 1998 and 1997:

                                             1998                      1997
                                     Current      Long-Term     Current     Long-Term

      Music libraries               $ 142,230   $ 2,646,018   $ 107,766   $ 2,898,244
      Compact discs                   470,762         -         666,992         -
      Software                           -            -            -          391,827
      Compact disc equipment             -            -           5,195         -

             Total cost               612,992     2,646,018     779,953     3,290,071
      Accumulated amortization                   (2,467,621)               (3,146,424)

             Inventories, net       $ 612,992   $   178,397   $ 779,953   $   143,647


   Amounts charged to expense for capitalized software costs were $0, $43,512 and $51,975 in 1998, 1997 and 1996, respectively.

   In 1998 the Company did not need to record a provision to reduce the carrying value of its music and compact disc libraries to the lower of cost or market. However, the Company did write-off approximately $22,000 of mobile beat inventory due to the RIAA legal dispute (See
   Note 7). During 1997 the Company recorded a provision of $218,000 to reduce the carrying value of its music and compact disc libraries to the lower of cost or market. The amount retained in inventory was reduced to amounts supported by current sales levels.

   5.  PROPERTY AND EQUIPMENT

   Property and equipment consisted of the following at September 30, 1998 and 1997:

                                             1998           1997

        Office furniture                  $   503,069    $   502,247
        Computer Software & Equipment         162,395        141,810
        Production equipment
                                              944,397        925,540
        Leasehold improvements                369,810        365,639
        Capital Lease                         528,723        528,722

               Total                      $ 2,508,394    $ 2,463,958


   The Capital Lease is for approximately $529,000 in computer software and equipment acquired under capital leases in fiscal 1997 and 1996. Amortization of the lease of approximately $176,000 and $203,000 is included in depreciation expense for the fiscal years ended September 30, 1998 and 1997, respectively.

   6.  CREDIT FACILITIES AND CAPITAL LEASE OBLIGATIONS

   Effective February 28, 1998, the Company's Line of Credit was renewed through February 28, 1999 for the lessor of either; 80% of the Company's domestic accounts and chattel paper (excluding Accounts over 90 days old, chattel paper with installments or other sums more than 90 days past due, and accounts and chattel paper due from any person or entity not domiciled in the United States, or from any shareholder, officer or employee), or $500,000. This represents a $200,000 increase compared to the prior year. The Company's $500,000 revolving Line of Credit with a bank grants a first lien and security interest in and upon all accounts, chattel paper, contract rights, general intangibles and deposit accounts. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears an annual commitment fee of 0.5% of the unused amounts, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the Line of Credit during the fiscal years ended September 30, 1998 and 1997. In conjunction with the Company's leasing arrangement discussed below, the availability under the Company's Line of Credit was reduced from $500,000 to $300,000.

   In May 1996, the Company entered into a capital lease agreement for the financing of the upgrade of its computer hardware and software systems. The total cost of the project as of September 30, 1998, is approximately $529,000. The lease is backed by a $200,000 letter of credit which must be renewed annually subject to the renewal of the Company's Line of Credit. The requirement of the letter of credit will be reviewed on an annual basis. The lease has a term of three years and contains an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the end of the initial term.

   Future minimum lease payments under the lease as of September 30, 1998 are as follows:

        1999                                        $ 126,145
        2000                                            6,478

        Total minimum lease payments                  132,623

        Less amount representing interest              (4,004)

        Net present value of minimum lease payments   128,619

        Less current portion                         (122,212)

        Long term capital lease obligation          $   6,407


   The Company paid $15,963, $25,871 and $8,138 of interest on notes payable and capital lease obligations during 1998, 1997, and 1996, respectively.

   7.  COMMITMENTS AND CONTINGENCIES

   Leases

   The Company leases its facilities under a ten-year lease which began July 15, 1993. The lease may be extended at the Company's option for two additional five-year terms. The first five year term rental rate is based on a fixed amount per square foot which is approximately a 6.3% increase over the 2003 year rental rate. The second five year term is subject to rental adjustments based on a formula related to fair market rental.

   Future minimum lease payments under operating leases with initial lease terms in excess of one year are as follows:

        1999                                   $    283,762
        2000                                        326,508
        2001                                        326,508
        2002                                        299,299
        2003                                        299,299
        Thereafter                                        0

        Future minimum lease payments          $  1,535,376

   Rent expense under operating leases was $287,852, $261,663 and $245,470 for 1998, 1997, and 1996, respectively.

   Employment Agreements

   Effective April 1995, the Company entered into a three-year employment contract with an executive officer and director of the Company which provides for a base annual salary of $180,000 and eligibility to participate in the Company's Bonus Plan. Effective August 10, 1998 the Company amended the April 1995 agreement retroactively to April 17, 1998 which provides for a base salary of $172,000 and may be reduced by the amount of any pay increases given by the Company to its Chief Operating Officer, but in no event shall such reductions exceed $35,000.

   The Company has consulting agreements with certain members and a former member of the Board of Directors. The compensation expensed was $120,000, $180,000 and $180,000 in 1998, 1997 and 1996,
   respectively.

   Aggregate commitments for future salaries under employment agreements and consulting agreements is $558,000.

   Legal Proceedings

   The Company has been advised by a State taxing authority of its intention to audit the sales tax records of the Company for business done in such tax jurisdiction. The Company does not believe that the results of such audit will have a material impact on the financial position of the Company.

   On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. The RIAA alleged substantial damages in the amount of $76,000,000 and stated that it would consider a pre-complaint settlement.

   Following receipt of the letter, the Company and its counsel met with RIAA's counsel on June 30, 1998. At this meeting, the RIAA made a demand for $3 million to settle the dispute. RIAA was advised that the Company's financial position could not support such a cash settlement.

   On July 14, 1998 the Company entered into a Tolling Agreement with the RIAA. On July 24, 1998, it formally responded to the RIAA. Since then, Disctronics, one of the companies that manufactures CDs for the Company's GoldDisc line, contacted the Company and advised it that Disctronics had been contacted by the RIAA and told not to duplicate any sound recordings in the GoldDisc Series unless the Company could supply written license agreements.

   By letter dated August 4, 1998, RIAA advised the Company that it would bring suit unless a meaningful settlement offer was proffered by the Company by August 10, 1998. In September mediation was undertaken with no settlement resulting.

   In October 1998, the Company filed suit for declaratory judgment  and
   tortuous interference  with respect  to Disctronics.   The  suit  was
   later dismissed without prejudice by agreement.

   Thus far no discovery has been undertaken. The Company believes that it has a meritorious defense to many of the claims asserted, but it is possible that it will not prevail if the matter is brought to litigation. Any significant cash amount paid in settlement or awarded in judgment would likely have an adverse effect on the Company.

   In management's opinion the likelihood of an unfavorable outcome and an estimate of the amount or range of any potential loss cannot be determined. However, the Company has recorded a reserve for possible loss of $385,000 as of September 30, 1998 on the terms of its latest settlement offer based on annual payments of $50,000 over a period of eleven years. The recorded reserve reflects a discount of the settlement offer using a discount rate of 8% per annum.

   8.  INCOME TAXES

   Differences between the statutory federal income tax rate and the effective rate for the years ended September 30, 1998, 1997 and 1996 are as follows:

                                                     1998      1997      1996

        Income tax provision at statutory rate      (35.0%)   (35.0%)   (35.0%)

        Effect of graduated tax rates                 1.0       1.0       1.0

        Operating losses with no current tax         34.0      32.5      27.8
              benefit
        Change in beginning of the year valuation
              allowance                              19.71       -         -

        Other                                          -        1.5       1.5

                                                     19.71     (0.0%)    (4.7%)

   The Company has net operating loss carryforwards of approximately $1,497,000 available to offset future taxable income expiring in 2008 through 2011. A valuation allowance of approximately $846,000 has been provided to reduce the net deferred tax asset to zero because it is likely that the tax asset will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. The amount of the deferred tax asset has been reduced to zero due to the Company experiencing four consecutive year losses. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

   Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, the Company has available AMT carryforwards for tax purposes of approximately $23,000, which may be used indefinitely to reduce regular federal income taxes.


   The components of the net deferred income tax asset at September 30, 1998 and 1997 are as follows:

                                                          1998           1997
          Bad debt                                     $ 80,699       $ 87,500
          Depreciable assets                             (3,323)       (26,400)
          Inventory valuation allowance                 116,600        116,600
          Net operating loss carryforwards              521,411        450,100
          Provision for settlement of RIAA dispute      130,900           -
          Other                                            -            (1,100)

          Total deferred tax asset                      846,287        626,700
          Valuation allowance                           846,287        498,570

          Net deferred tax asset                       $   -          $128,130

   The components of the income tax expense (benefit) are as follows:

                                                         1998          1997         1996
        Current                                       $    -        $   -        $   -
        Deferred                                           -            -          (34,313)
        Change in beginning of the year balance of
              the valuation for deferred tax assets
              allocated to income tax expense           128,130         -            -

                                                      $ 128,130     $   -        $ (34,313)

   No income tax payments were necessary in fiscal 1998, 1997 and 1996 due to the Company's net operating loss position. The Company received a $129,000 income tax refund during 1996, from a net operating loss carryback to fiscal year 1994.

   9.  EARNINGS PER SHARE

   In February, 1997, FASB issued SFAS No. 128, "Earnings per Share", effective for periods ending after December 15, 1997. Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. All prior period earnings per share amounts have been restated in accordance with SFAS No. 128. Diluted earnings per share are not materially different than basic earnings per share.

      The following table provides a reconciliation between basic and diluted earnings per share, in accordance with SFAS No. 128:

                                                                Fiscal Year Ended
                                                                   September 30
                                                             1998                1997
      Net Loss                                           $   (778,052)      $    (827,345)
      Weighted Average Number of Shares Outstanding
            Basic                                           2,483,193           2,496,210
            Dilutive effect of common stock equivalents         -                   -
            Diluted                                         2,483,193           2,496,210

      Earnings Per Share:
            Basic and Diluted Loss                       $      (0.31)      $       (0.33)

   10.  ROYALTY AND SALES REPRESENTATION AGREEMENTS

   The Company has certain distribution arrangements with independent sales agents worldwide. Fees included in commission expense under these arrangements were $804,000, $929,000 and $989,000 in 1998, 1997 and 1996, respectively.

   11.  STOCKHOLDERS'  EQUITY

   Stock Options

   On December 3, 1991, the Board of Directors approved a Long Term Incentive Plan (the "Plan") which provides for grants of Incentive Stock Options to selected employees and for grants of Nonqualified Stock Options to any persons who, in the opinion of the Board of Directors, perform significant services on behalf of the Company. Each member of the Compensation Committee who was not an employee or full-time consultant of the Company was automatically granted in December of each year, commencing in 1991, for five years (but only for so long as he or she remained a member of the Compensation Committee), a Nonqualified Stock Option for 2,500 shares. The maximum number of shares which may be issued pursuant to the exercise of options under the Plan was 187,500 shares. Effective October 28, 1993, the Board of Directors approved an amendment to the Plan which increased the total number of shares which may be issued to 250,000 shares of common stock.

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

   Option information for the fiscal years ended September 30, 1998 and 1997:


                                                                                 Weighted
                                                  Number of        Price      Average Price
                                                    Shares        Per Share      Per Share
                                                                                                           Per Share
      Options outstanding at September 30, 1995    210,000     $1.125 - $2.50      1.2238
         Granted                                    55,000     $1.0625 - $1.20     1.0573
         Exercised                                    -
         Forfeited                                 (30,000)         $1.20          1.2000
      Options outstanding at September 30, 1996    235,000     $1.0625 - $2.50     1.1690
         Granted                                    25,000          $.625          0.6250
         Exercised                                    -               -
         Forfeited                                 (60,000)    $.625 - $1.125      1.0573
      Options outstanding at September 30, 1997    200,000     $1.0625 - $2.50     1.1345
         Granted                                    15,000          $.355          0.3550
         Exercised                                    -               -
         Forfeited                                 (10,000)         $.625          0.6250
      Options outstanding at September 30, 1998    205,000      $.355 - $2.50      1.1023

      Options exercisable at September 30, 1998    134,125      $.355 - $2.50      1.1632

   The weighted average remaining contractual life of the stock options outstanding at September 30, 1998 is 6.4 years.

   At September 30, 1998  the Company has reserved  a total of   250,000
   shares of common stock for exercise of stock options.

   The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option and award plan. During 1998 and 1997, the exercise price of each option granted was greater than or equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under this plan. For the fiscal years ended 1998 and 1997, the net loss on a proforma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation", would have been $779,379 and $834,845, respectively and would have resulted in no difference in reported net loss per share.

   The estimated weighted average grant date fair value of options granted during fiscal years 1998 and 1997 were $.2110 and $.3252 per share, respectively. For purposes of determining fair value of each option, the Company used the minimum value method using the following assumptions:

                                    1998       1997

        Risk-free interest rate     5.34 %     6.75 %

        Expected life  (years)       10          9