Form 10QSB
period 1998-12-31
TM CENTURY INC
filed 1999-02-16
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended: December 31, 1998



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


   The number of issuer's shares of Common Stock outstanding as of December 31, 1998 was 2,483,193.

   Transitional Small Business Disclosure Format (check one): Yes___  No X

                                 TM Century, Inc.
                                  Balance Sheets
            As of December 31, 1998 (Unaudited) and September 30, 1998

                                      ASSETS
                                                                 December 31, 1998   September 30, 1998
                                                                 _________________   __________________
   CURRENT ASSETS
     Cash                                                        $     286,401       $     348,957
     Accounts receivable, less allowance for doubtful accounts         671,095             763,653
       of $225,470 and $230,000 respectively
     Inventories, net                                                  557,290             612,992
     Prepaid expenses and other current assets                          41,409              29,837
                                                                 _________________   __________________
           TOTAL CURRENT ASSETS                                      1,556,195           1,755,439

   PROPERTY AND EQUIPMENT                                            2,509,739           2,508,394
     Less accumulated depreciation                                  (1,910,167)         (1,879,587)
                                                                 _________________   __________________
           NET PROPERTY AND EQUIPMENT                                  599,572             628,807

   INVENTORIES - NONCURRENT, net                                       165,071             178,397
   OTHER ASSETS                                                         18,260              18,260
                                                                 _________________   __________________
     TOTAL ASSETS                                                $   2,339,098       $   2,580,903
                                                                 =================   ==================



                       LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts payable                                            $      65,784       $     100,050
     Accrued expenses                                                  175,466             233,836
     Current portion of obligation under capital lease                  82,156             122,212
     Deferred revenue                                                  138,109             108,694
     Customer deposits                                                  17,858              17,858
                                                                 _________________   __________________
           TOTAL CURRENT LIABILITIES                                   479,373             582,650

   OBLIGATIONS UNDER CAPITAL LEASE                                        -                  6,407
   CUSTOMER DEPOSITS - NONCURRENT                                      179,703             176,943
   COMMITMENTS AND CONTINGENCIES                                       385,000             385,000
                                                                 _________________   __________________
           TOTAL LIABILITIES                                         1,044,076           1,151,000

   STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized 7,500,000 shares;         29,705              29,705
       2,970,481 shares issued; and 2,483,193 shares outstanding
     Paid-in capital                                                 2,275,272           2,275,272
     Treasury stock - at cost, 487,288                              (1,291,227)         (1,291,227)
     Retained earnings                                                 281,272             416,153
                                                                 _________________   __________________
           TOTAL STOCKHOLDERS' EQUITY                                1,295,022           1,429,903
                                                                 _________________   __________________
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   2,339,098       $   2,580,903
                                                                 =================   ==================

                             TM Century, Inc.
        Statements of Operations and Retained Earnings (Unaudited)
          For The Three Months Ended December 31, 1998 and 1997

                                                         1998                1997
                                                   ________________    ________________
   REVENUES                                        $   1,489,768       $   1,674,087

     Less  Commissions                                   287,021             306,560
                                                   ________________    ________________
        NET REVENUES                                   1,202,747           1,367,527

   COSTS AND EXPENSES
     Production, Programming, and Technical Costs        518,261             535,035
     General and Administrative                          558,650             541,523
     Selling Costs                                       173,217             275,496
     Depreciation                                         81,000              84,000
     Reduction in Carrying Value of Inventories            6,000                -
                                                   ________________    ________________
        TOTAL                                          1,337,128           1,436,054
                                                   ________________    ________________
   OPERATING LOSS                                       (134,381)            (68,527)

   OTHER INCOME (EXPENSE)
     Interest income                                       1,551               1,679
     Interest expense                                     (2,051)             (5,160)
                                                   ________________    ________________
        TOTAL                                               (500)             (3,481)
                                                   ________________    ________________
   NET LOSS                                        $    (134,881)      $     (72,008)
                                                   ================    ================

   RETAINED EARNINGS, BEGINNING OF PERIOD          $     416,153       $   1,194,205
                                                   ================    ================

   RETAINED EARNINGS, END OF PERIOD                $     281,272       $   1,122,197
                                                   ================    ================

   BASIC AND DILUTED LOSS PER COMMON SHARE         $       (0.05)      $       (0.03)
                                                   ================    ================

   WEIGHTED AVERAGE NUMBER OF BASIC
   AND DILUTED COMMON SHARES OUTSTANDING               2,483,193           2,483,193
                                                   ================    ================

                                    TM Century, Inc.
                          Statements of Cash Flows (Unaudited)
                  For the Three Months Ended December 31, 1998 and 1997
                                                                           1998            1997
                                                                       _____________   _____________
   OPERATING ACTIVITIES
         Net loss                                                      $ (134,881)     $  (72,008)
         Adjustments to reconcile net income to
         net cash provided by (used in) operating activities
            Depreciation                                                   81,000          84,000
            Amortization                                                   64,444          71,100
            Provision for doubtful accounts                                (4,530)         12,000
            Reduction in carrying value of inventories                      6,000            -

         Increase (decrease) in cash from changes in operating assets and liabilities:
               Trade accounts receivable                                   97,088         (90,340)
               Inventories                                                 (1,416)        (81,864)
               Prepaid expenses                                           (11,572)        (18,555)
               Accounts payable and accrued expenses                      (92,636)         45,435
              Deferred revenue                                             29,415         (24,759)
              Customer deposits                                             2,760           1,753
                                                                       _____________   _____________

         NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                  35,672         (73,238)

   INVESTING ACTIVITIES
         Purchases of property and equipment                              (51,765)        (25,118)
                                                                       _____________   _____________
         NET CASH USED IN INVESTING ACTIVITIES                            (51,765)        (25,118)

   FINANCING ACTIVITIES
         Principal payments on capital lease obligations                  (46,463)        (43,354)
                                                                       _____________   _____________
         NET CASH USED IN FINANCING ACTIVITIES                            (46,463)        (43,354)

   NET DECREASE IN CASH                                                   (62,556)       (141,710)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       348,957         294,333
                                                                       _____________   _____________
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $  286,401      $  152,623
                                                                       =============   =============

   Supplemental disclosures of cash flow information:

      Cash paid for interest                                           $    2,051      $    5,160
                                                                       =============   =============

                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                        December 31, 1998 AND 1997


   1.  BASIS OF PRESENTATION


   The interim financial statements of TM Century, Inc. (the "Company") at December 31, 1998, and for the three months ended December 31, 1998 and 1997, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1998 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1998. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1998 presentation.

   The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended December 31, 1998 are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

   The Company as of September 30, 1998 reduced the net deferred tax asset to zero due to the Company experiencing four consecutive years of losses. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. As of September 30, 1998, the Company had net operating loss carryforwards of approximately $1.5 million expiring in 2008 through 2010 available to offset future taxable income.

   3.  LONG-TERM DEBT AND LEASE OBLIGATIONS

   Effective February 28, 1998, the Company's Line of Credit was renewed through February 28, 1999 for the lesser of either; 80% of the Company's domestic accounts and chattel paper (excluding Accounts over 90 days old, chattel paper with installments or other sums more than 90 days past due, and accounts and chattel paper due from any person or entity not domiciled in the United States, or from any shareholder, officer or employee), or $500,000. The Company's $500,000 revolving Line of Credit with a bank grants a first lien and security interest in and upon all accounts, chattel paper, contract rights, general intangibles and deposit accounts. Borrowings under the Line of Credit bear a fluctuating interest rate of prime plus 1.5%, payable monthly. The Line of Credit, which bears an annual commitment fee of 0.5% of the unused amounts, is renewable annually, subject to the consent of both parties. No borrowings were drawn under the Line of Credit during the quarter. In conjunction with the Company's leasing arrangement discussed below, the availability under the Company's Line of Credit was reduced from $500,000 to $300,000.

   In May 1996, the Company entered into a capital lease agreement for the financing of the upgrade of its computer hardware and software systems. The total cost of the project as of December 31, 1998, is approximately $529,000, although no additional costs have been incurred since December 31, 1996. The lease is backed by a $200,000 letter of credit which must be renewed annually subject to the renewal of the Company's Line of Credit. The requirement of the letter of credit will be reviewed on an annual basis. The lease has a term of three years and contains an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the end of the initial term. Based on borrowing rates currently available to the Company on similar arrangements, the fair value of the lease agreement approximates the carrying value.

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

                                                           Three Months Ended
                                                              December 31
                                                        ____________________________

                                                           1998           1997
                                                        ____________    ____________

   Net Loss                                             $  (134,881)    $   (72,008)

   Weighted Average Number of Shares Outstanding
         Basic                                            2,483,193       2,483,193
         Dilutive effect of common stock equivalents              0               0
         Diluted                                          2,483,193       2,483,193
                                                        ____________    ____________
   Earnings Per Share:
         Basic and Diluted Net Loss                     $     (0.05)    $     (0.03)

   5.  LEGAL PROCEEDINGS

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

   Forward-Looking Statements
   __________________________

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

   When used in this Quarterly Report, words such as "believes", "expects", "intend", "plans", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

   During the quarter ended December 31, 1998, approximately $83,600 was spent for the purchase of property and equipment and for product development costs for new music libraries, music library updates, and jingles. Funds for operating needs, new product development, and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $180,000 in fiscal 1999.
   Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 1999. The Company has no other significant commitments for capital expenditures in fiscal 1999.

   The Company has been advised by a State taxing authority of its' intention to audit the sales tax records of the Company for business done in such tax jurisdiction. The Company does not believe that the results of such audit will have a material impact on the financial position of the Company.

   The Company has assessed its Year 2000 issues and determined an immaterial effect exists on any operating systems hardware and software. The Company converted its main operating software system that is Year 2000 compatible in March, 1998 and the consultant who is responsible for creating the in-house Contract Administration System indicated there would be minimal Year 2000 issues. The Company's vendor purchased accounting system consultant believes the accounting system is Year 2000 compatible. In addition, the Company's Microsoft Windows NT consultant confirmed that the Company's network environment is Year 2000 compliant. The Company's in-house programmer analyst also believes there are no major Year 2000 issues for the Company. Furthermore the Company's assessment incorporates existing vendors and suppliers relationships and management believes there would be no material effect on the Company's business, results of operations, or financial condition if they do not timely become Year 2000 compliant. The most reasonably likely worst scenario estimates the cost to be approximately $50,000 to deal with any Year 2000 issues. It is anticipated that any necessary funds will come from operations and cash reserves.

   RESULTS OF CONTINUING OPERATIONS

   Comparison of the three-month Periods Ended December 31,1997 and 1998
   _____________________________________________________________________

   Revenues declined approximately $184,000 or 11.0% in the three-month period ended December 31, 1998 as compared to the same period for the previous year. The revenue decrease was primarily due to a decrease in revenues in the weekly HitDisc and GoldDisc music services of $348,000. Offsetting these decreases were revenue increases in production libraries of $54,000, radio Jingles of $77,000 and the Comedy service of $38,000. The Comedy revenue increase is due to an increase in the amount of the advertising revenue being allocated to Comedy from barter sales.

   Revenues of weekly HitDisc and GoldDisc music services decreased $101,000 and $247,000 respectively, or 31.1% as compared to the same period previous year. The decrease in compact disc music library revenues was due to a decrease in weekly and recurrent music sales for domestic and international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. New products include pre-recorded music (GoldDrive) provided to equipment manufacturers of hard drive systems which was introduced during the fiscal year 1997. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $54,000, or 24.1%. Increases in production library revenue is due to the substantial increase in advertising/barter arrangements for the Company's sales and imaging libraries. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company introduced two new music libraries during fiscal year 1997 and one at the beginning of fiscal year 1998, and continued sales of pre-1997 music libraries. Sales and new sales growth are subject to customer acceptance of the new products.

   Revenues for Jingles increased $77,000 or 42.6% primarily due to an increase in demand for custom Jingles compared to the same quarter last year.

   Commissions decreased $19,500 or 6.4%, and is proportional to the decrease in commissioned sales. As a percentage of revenues, commissions increased from 18.3% to 19.3% due to changes in the revenue structure where a greater percentage of revenue is on barter.

   Production, programming and technical costs decreased $17,000 or 3.1%, and as a percentage of revenue increased from 32.0% to 34.8%. The increase as a percentage of revenues is primarily due to higher salaries and benefits for production libraries.

   Selling costs decreased $102,000 or 37.1%, and as a percentage of revenues decreased from 16.5% to 11.6%. The decrease in expenses is primarily due to a reduction in sales salaries as a result of changes in sales force and in-house commission plans. Selling costs as a percentage of selling and commission costs decreased from 47.3% to 37.6% and is due to a reduction in the number of commissioned contract sales compared to the same quarter last year.

   General and administrative  costs decreased  $17,000 or  3.2% and  is
   primarily  due  to  the  Company's  continued  efforts  in   reducing
   operating expenses.

   Depreciation decreased $3,000 or 3.6% and is primarily due to more depreciable assets are nearing the end of their depreciable years and being partially offset by increases in production equipment in the first and second quarters of fiscal year 1998.

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

   Item 6. Exhibits and Reports on Form 8-K - Not applicable

   (a) Exhibits
   10. Material Contracts:  None.
   27.1   Financial Data Schedule

   (b) Reports on Form 8-K
   No reports on Form 8-K were filed by the Company during the three month period ending December 31, 1998.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: February 10, 1999

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