Form 10QSB
period 1999-03-31
TM CENTURY INC
filed 1999-05-13
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended: March  31, 1999



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

   The number of issuer's shares of Common Stock outstanding as of April 30, 1999 was 2,483,193.

   Transitional Small Business Disclosure Format (check one): Yes___  No
   X

                                    TM Century, Inc.
                                     Balance Sheets
                As of March 31, 1999 (Unaudited)  and September 30, 1998

                                         ASSETS
                                                        March 31, 1999  September 30, 1998
                                                       _______________  __________________
   CURRENT ASSETS
      Cash                                             $       230,488  $          348,957
      Accounts receivable, less allowance for doubtful         607,572             763,653
      accounts of $193,850 and $230,000 respectively
      Inventories, net                                         536,417             612,992
      Prepaid expenses and other current assets                 51,156              29,837
                                                       _______________  __________________
            TOTAL CURRENT ASSETS                             1,425,633           1,755,439

   PROPERTY AND EQUIPMENT                                    2,520,607           2,508,394
      Less accumulated depreciation                         (1,997,696)         (1,879,587)
                                                       _______________  __________________
            NET PROPERTY AND EQUIPMENT                         522,911             628,807

   INVENTORIES - NONCURRENT, net                               176,576             178,397
   OTHER ASSETS                                                111,259              18,260
                                                       _______________  __________________
      TOTAL ASSETS                                     $     2,236,379  $        2,580,903
                                                       ===============  ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                 $        76,405  $          100,050
      Accrued expenses                                         195,695             233,836
      Current portion of long term debt & capital lease         68,211             122,212
      Deferred revenue                                          99,465             108,694
      Customer deposits                                         17,858              17,858
                                                       _______________  __________________
            TOTAL CURRENT LIABILITIES                          457,634             582,650

   OBLIGATIONS UNDER LONG TERM DEBT AND CAPITAL LEASE           82,333               6,407
   CUSTOMER DEPOSITS - NONCURRENT                              186,776             176,943
   COMMITMENTS AND CONTINGENCIES                               400,554             385,000
                                                       _______________  __________________
            TOTAL LIABILITIES                                1,127,297           1,151,000

   STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; authorized                  29,705              29,705
        7,500,000 shares; 2,970,481 shares issued;
        and 2,483,193 shares outstanding
      Paid-in capital                                        2,275,272           2,275,272
      Treasury stock - at cost, 487,288 shares              (1,291,227)         (1,291,227)
      Retained earnings                                         95,332             416,153
                                                       _______________  __________________
            TOTAL STOCKHOLDERS' EQUITY                       1,109,082           1,429,903

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $     2,236,379  $        2,580,903
                                                       ===============  ==================

                   See notes to interim financial statements


                           TM Century, Inc.
      Statements of Operations and Retained Earnings (Unaudited)
          For the Three Months Ended March 31, 1999 and 1998

                                                    1999        1998
                                                 __________  __________
   REVENUES                                      $1,532,959  $1,801,556

     Less  Commissions                              299,908     326,498
                                                 __________  __________
        NET REVENUES                              1,233,051   1,475,058


   COSTS AND EXPENSES
     Production, Program, and Technical Costs       585,316     577,522
     General and Administrative                     569,001     493,740
     Selling Costs                                  164,307     269,782
     Depreciation                                    78,030      84,000
     Reduction in Carrying Value of Inventories       6,000        -
                                                 __________  __________
        TOTAL                                     1,402,654   1,425,044

                                                 __________  __________
   OPERATING INCOME (LOSS)                         (169,603)     50,014

   OTHER INCOME (EXPENSE)
     Interest income                                    454       3,297
     Other expense                                  (16,791)     (4,243)
                                                 __________  __________
        TOTAL                                       (16,337)       (946)
                                                 __________  __________

   NET INCOME (LOSS)                              (185,940)      49,068


   RETAINED EARNINGS, BEGINNING OF PERIOD           281,272   1,122,197
                                                 __________  __________

   RETAINED EARNINGS, END OF PERIOD              $   95,332  $1,171,265
                                                 ==========  ==========

   BASIC AND DILUTED INCOME (LOSS) PER           $   (0.07)  $     0.02
   COMMON SHARE
                                                 ==========  ==========

   WEIGHTED AVERAGE NUMBER OF BASIC AND
     DILUTED COMMON SHARES OUTSTANDING            2,483,193   2,483,193
                                                ===========  ==========

                See notes to interim financial statements

                             TM Century, Inc.
        Statements of Operations and Retained Earnings (Unaudited)
             For the Six Months Ended March 31, 1999 and 1998
                                                    1999         1998
                                                 ___________ ___________

   REVENUES                                      $ 3,022,727 $ 3,475,643

     Less  Commissions                               586,929     633,055
                                                 ___________ ___________
        NET REVENUES                               2,435,798   2,842,588

   COSTS AND EXPENSES
     Production, Program, and Technical Costs      1,103,577   1,112,562
     General and Administrative                    1,127,651   1,035,264
     Selling Costs                                   337,524     545,278
     Depreciation                                    159,030     168,000
     Reduction in Carrying Value of Inventories       12,000        -
                                                 ___________ ___________
        TOTAL                                      2,739,782   2,861,104
                                                 ___________ ___________

   OPERATING LOSS                                   (303,984)    (18,516)

   OTHER INCOME (EXPENSE)
     Interest income                                   2,004       4,979
     Other expense                                   (18,841)     (9,403)
                                                  __________  __________
        TOTAL                                        (16,837)     (4,424)
                                                  __________  __________

   NET LOSS                                         (320,821)    (22,940)


   RETAINED EARNINGS, BEGINNING OF PERIOD            416,153   1,194,205
                                                  __________  __________

   RETAINED EARNINGS, END OF PERIOD               $   95,332  $1,171,265
                                                  ==========  ==========

   BASIC AND DILUTED LOSS PER COMMON SHARE        $   (0.13)  $   (0.01)
                                                  ==========  ==========

   WEIGHTED AVERAGE NUMBER OF BASIC AND
     DILUTED COMMON SHARES OUTSTANDING             2,483,193   2,483,193
                                                  ==========  ==========

             See notes to interim financial statements

                                 TM Century, Inc.
                       Statements of Cash Flows (Unaudited)
                 For the Six Months Ended March 31, 1999 and 1998
                                                           1999         1998
                                                       ___________   ___________
   OPERATING ACTIVITIES
     Net loss                                          $  (320,821)  $  (22,940)
     Adjustments to reconcile net income to
     net cash provided by (used in) operating
       activities
     Depreciation                                          159,030      168,000
     Amortization                                          119,547      142,800
     Provision for settlement of RIAA dispute               15,554         -
     Provision for doubtful accounts                       (36,150)      20,000
     Reduction in carrying value of inventories             12,000         -
   Increase (decrease) in cash from changes in
   operating assets and liabilities:
     Trade accounts receivable                             192,231      (11,994)
     Inventories                                           (46,951)    (115,800)
     Prepaid expenses                                        3,482        7,262
     Accounts payable and accrued expenses                 (61,786)     (37,857)
     Deferred revenue                                       (9,229)      15,534
     Customer deposits                                       9,833       (2,815)
                                                       ____________  ___________
   NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES         36,740      162,190

   INVESTING ACTIVITIES
     Purchase of Comedy Service                             (8,334)        -
     Purchases of property and equipment                   (53,134)     (43,916)
                                                        ___________  ___________
     NET CASH USED IN INVESTING ACTIVITIES                 (61,468)     (43,916)

   FINANCING ACTIVITIES
     Principal payments on capital lease obligations       (93,741)     (87,625)
                                                        ___________  ___________
     NET CASH USED IN FINANCING ACTIVITIES                 (93,741)     (87,625)

   NET DECREASE IN CASH                                   (118,469)      30,649

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         348,957     294,333
                                                        ___________  ___________

   CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   230,488  $   324,982
                                                        ===========  ===========

   Supplemental disclosures of cash flow information:

    Cash paid for interest                              $     3,287  $     9,403
                                                        ===========  ===========

    Non-cash investing and financing activities:
    Long term debt incurred to purchase Comedy Service  $   124,000         -
                                                        ===========  ===========

                 See notes to interim financial statements

                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                          MARCH 31, 1999 AND 1998

   1.  BASIS OF PRESENTATION

   The interim financial statements of TM Century, Inc. (the "Company") at March 31, 1999, and for the three and six months ended March 31, 1999 and 1998, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1998, balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1998. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1999 presentation.

   The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended March 31, 1999, are not necessarily indicative of the results which can be expected for the entire fiscal year.

   2.  INCOME TAXES

   Deferred income taxes are provided, when applicable, on temporary differences between the recognition of income and expense for tax and for financial accounting purposes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"). Temporary differences which give rise to deferred taxes include basis differences of property and equipment, accelerated tax depreciation in excess of book depreciation, and valuation allowances provided in excess of amounts deductible for tax purposes. Under the provisions of SFAS 109, recognition of deferred tax assets is permitted for such amounts which can be carried forward to future periods. The Company as of September 30, 1998 reduced the net deferred tax asset to zero due to the Company experiencing four consecutive years of losses. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. As of March 31, 1999 the Company continues to not recognize any net deferred tax assets. As of September 30, 1998, the Company had net operating loss carryforwards of approximately $1.5 million expiring in 2008 through 2010 available to offset future taxable income.

   3.  LONG-TERM DEBT AND LEASE OBLIGATIONS

   Commencing January 2, 1999, the Company purchased the remaining 50% interest of certain comedy material that was written and produced by an individual for broadcast by radio stations and marketed by the Company, resulting in the Company owning 100% of such Comedy Service. For consideration of the comedy material and the Company being able to use the individual's name in connection with promoting the Comedy Service for a period of five years, the Company agreed to pay to the individual, $2,777 per month for thirty six months beginning on January 2, 1999 and $1,000 per month for twenty-four months beginning on January 3, 2002.

   Effective March 31, 1999, the Company's Line of Credit was not renewed. No borrowings were drawn under the Line of Credit during the quarter, which did bear an annual commitment fee of 0.5% of the unused amounts. The Company's leasing arrangement discussed below, no longer requires a Letter of Credit due to the Company's good payment history and the remaining balance due on the account being less than $35,000.

   In May 1996, the Company entered into a capital lease agreement for the financing of the upgrade of its computer hardware and software systems. The total cost of the project as of March 31, 1999, is approximately $529,000, although no additional costs have been incurred since December 31, 1996. The lease was backed by a $200,000 letter of credit through February 29, 1999, at which time the Company was no longer required to carry a Letter of Credit. The lease has a term of three years and contains an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the end of the initial term. Based on borrowing rates currently available to the Company on similar arrangements, the fair value of the lease agreement approximates the carrying value.

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

                                                    Three Months Ended        Six Months Ended
                                                         March 31                 March 31
                                                  _______________________  ______________________
                                                      1999        1998         1999        1998
                                                  ___________  __________  __________  __________
   Net Income (Loss)                              $  (185,940) $   49,068  $ (320,821) $  (22,940)

   Weighted Average Number of Shares Outstanding
     Basic                                          2,483,193   2,483,193   2,483,193   2,483,193
     Dilutive effect of common stock equivalents            0           0           0           0
                                                  ___________   _________   _________   _________
     Diluted                                        2,483,193   2,483,193   2,483,193   2,483,193
   Earnings Per Share:
     Basic and Diluted Net Income (Loss)          $    (0.07)  $     0.02  $   (0.13)  $   (0.01)
                                                  ===========  ==========  ==========  ==========

   5.  LEGAL PROCEEDINGS

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

   In October, 1998, the Company filed suit for declaratory judgment and tortuous interference with respect to a Supplier. The suit was later dismissed without prejudice by agreement.

   Thus far no discovery has been undertaken. The Company believes that it has a meritorious defense to many of the claims asserted, but it is possible that it will not prevail if the matter is brought to litigation. Any significant cash amount paid in settlement or awarded in judgment would likely have an adverse effect on the Company.

   The Company made a settlement offer of $550,000, payable over eleven years currently under consideration by the RIAA and its membership.

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

   When used  in  this  Quarterly  Report,  words  such  as  "believes,"
   "expects,"  "intends,"  "plans,"   "anticipates,"  "estimates"   and
   similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

   During the quarter ended March 31, 1999, approximately $37,000 was spent for the purchase of property and equipment and for product development costs for new music libraries, music library updates, and jingles. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $180,000 in fiscal 1999. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 1999. The Company has no other significant commitments for capital expenditures in fiscal 1999.

   Commencing January 2, 1999, the Company purchased the remaining 50% interest of certain comedy material that was written and produced by an individual for broadcast by radio stations and marketed by the Company, resulting in the Company owning 100% of such Comedy Service. For consideration of the comedy material and the Company being able to use the individual's name in connection with promoting the Comedy Service for a period of five years, the Company agreed to pay to the individual, $2,777 per month for thirty six months beginning on January 2, 1999 and $1,000 per month for twenty-four months beginning on January 3, 2002.

   The Company has assessed its Year 2000 issues and determined no material effect exists on any operating systems hardware and software. The Company has determined its main operating software system is Year 2000 compatible. The consultant who is responsible for creating the in-house Contract Administration System indicated there would be minimal Year 2000 issues. The Company's vendor purchased accounting system consultant believes the accounting system is Year 2000 compatible. In addition, the Company's Microsoft
   Windows NT consultant confirmed that the Company's network environment is Year 2000 compliant. The Company's in-house programmer analyst also believes there are no major Year 2000 issues for the Company. Furthermore the Company's assessment incorporates existing vendors and suppliers relationships and management believes there would be no material effect on the Company's business, results of operations, or financial condition if they do not timely become Year 2000 compliant. The most likely worst scenario estimates the cost to be approximately $5,000 to deal with any Year 2000 issues. It is anticipated that any necessary funds will come from operations and cash reserves.

   RESULTS OF CONTINUING OPERATIONS

   Comparison of the Three-Month Periods Ended March 31, 1998 and 1999

   Revenues declined approximately $269,000 or 15.0% in the three-month period ended March 31, 1999 as compared to the same period for the previous year. The revenue decrease was primarily due to a decrease in revenues for music services of $345,000. Offsetting these decreases were revenue increases in production libraries of $40,000, and the Comedy service of $50,000. The Comedy revenue increase is due to an increase in the amount of the advertising revenue being allocated to Comedy from barter sales.

   Revenues of weekly HitDisc and GoldDisc music services decreased $148,000 and $197,000 respectively, or 34.0% as compared to the same period previous year. The decrease in compact disc music library revenues was primarily due to a decrease in mobile beat (which was discontinued in May 1998) and weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $40,000, or 14.5%. Increases in production library revenue is due to the substantial increase in advertising sales. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. Sales and new sales growth are subject to customer acceptance of the new products.

   Commissions decreased $26,600 or 8.1%, and is proportional to the decrease in commissioned sales. As a percentage of revenues, commissions increased from 18.1% to 19.5% due to changes in the revenue structure where a greater percentage of revenue is on barter.

   Production, programming and technical costs increased $8,000 or 1.4%, and as a percentage of revenue increased from 32.1% to 38.2%. The increase as a percentage of revenues is primarily due to higher salaries and benefits for production libraries.

   Selling costs decreased $105,000 or 39.1%, and as a percentage of revenues decreased from 15.0% to 10.7%. The decrease in expenses is primarily due to a reduction in sales salaries as a result of changes in sales force and in-house commission plans.

   General and administrative costs increased $75,000 or 15.2% and is primarily due to an increase in legal costs, salaries and benefits and facilities.

   Depreciation decreased $6,000 or 7.1% and is primarily due to more depreciable assets nearing the end of their depreciable years and being partially offset by increases in production equipment in the first six months of fiscal year 1998.

   Comparison of the Six-Month Periods Ended March 31, 1998 and 1999

   Revenues declined approximately $453,000 or 13.0% in the six-month period ended March 31, 1999 as compared to the same period for the previous year. The revenue decrease was primarily due to a decrease in revenues for music services of $692,000. Offsetting these decreases were revenue increases in production libraries of $94,000, radio Jingles of $81,000 and the Comedy service of $85,000. The Comedy revenue increase is due to an increase in the amount of the advertising revenue being allocated to Comedy from barter sales.

   Revenues of weekly HitDisc and GoldDisc music services decreased $249,000 and $443,000 respectively, or 32.5% as compared to the same period previous year. The decrease in compact disc music library revenues was primarily due to a decrease in mobile beat (which was discontinued in May 1998) and weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $94,000, or 18.8%. Increases in production library revenue is due to the substantial increase in advertising sales. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. Sales and new sales growth are subject to customer acceptance of the new products.

   Revenues for Jingles increased $81,000 or 14.5% primarily due to an increase in demand for custom Jingles compared to the same six month period last year.

   Commissions decreased $46,000 or 7.3%, and is proportional to the decrease in commissioned sales. As a percentage of revenues, commissions increased from 18.2% to 19.4% due to changes in the revenue structure where a greater percentage of revenue is on barter.

   Production, programming and technical costs decreased $9,000 or .8%, and as a percentage of revenue increased from 32.0% to 36.5%. The increase as a percentage of revenues is primarily due to higher salaries and benefits for production libraries.

   Selling costs decreased $208,000 or 38.1%, and as a percentage of revenues decreased from 15.7% to 11.2%. The decrease in expenses is primarily due to a reduction in sales salaries as a result of changes in sales force and in-house commission plans.

   General and administrative costs increased $92,000 or 8.9% and is primarily due to an increase in legal fees, salaries and benefits, and facilities.

   Depreciation decreased $9,000 or 5.3% and is primarily due to more depreciable assets nearing the end of their depreciable years and being partially offset by increases in production equipment in the first six months of fiscal year 1998.

                        PART II. OTHER INFORMATION

   Item 1. Legal proceedings

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

   In October, 1998, the Company filed suit for declaratory judgment and
   tortuous interference  with respect  to Disctronics.   The  suit  was
   later dismissed without prejudice by agreement.

   Thus far no discovery has been undertaken. The Company believes that it has a meritorious defense to many of the claims asserted, but it is possible that it will not prevail if the matter is brought to litigation. Any significant cash amount paid in settlement or awarded in judgment would likely have an adverse effect on the Company.

   The Company made a settlement offer of $550,000, payable over eleven years currently under consideration by the RIAA and its membership.

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

   Item 2. Changes in securities - Not applicable.

   Item 3. Defaults upon senior securities - Not applicable.

   Item 4. Submission of matters to a vote of security holders

   The holders of approximately 71% or 1,755,000 shares of the outstanding common stock of the Company, by written consent executed as of March 29, 1999 in accordance with Delaware law, (i) re-elected three of the four directors of the Company, Marjorie L. McIntyre, Neil W. Sargent and A. Ann Armstrong. Prior to the election, Donald
   E. Latin, a long-time director of the Company, announced his decision not to stand for re-election to the Board of Directors. and, (ii) elected Carol M. Long and Robert D. Graupner as directors of the Company. The Company did not solicit proxies or consents in connection therewith.


   Item 5. Other information

   The Board of Directors has announced the appointment of R. David Graupner, Executive Vice President, to succeed Neil W. Sargent as President/CEO, effective April 1, 1999. Mr. Sargent will continue to have an active role in the Company as Vice Chairman of the Board of Directors and assisting Mr. Graupner in the transition process, but will primarily focus on a few major issues for the Company until his retirement in May 2000. Pursuant to a consulting agreement that takes effect on May 1, 2000, Mr. Sargent will retain his position as Vice Chairman of the Board and continue to serve in a consulting role to the Company through April 30, 2004.

   (a) Exhibits
   Material Contracts:   10.1. Acceptance of request for TM Century, Inc.
   to no longer require a Letter of Credit on behalf of Mellon US Leasing as of February 29, 1999.
   27.1   Financial Data Schedule

   (b) Reports on Form 8-K
   No reports on Form 8-K were filed by the Company during the three month period ending March 31, 1999.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: May 7, 1999

                                      TM CENTURY, INC.


                                      BY:/s/Roger A. Holeman
                                      Roger A. Holeman
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


                                      BY:/s/Robert D. Graupner
                                      Robert D. Graupner
                                      Chief Executive Officer
                                      (Principal Executive Officer)