Form 10QSB
period 1999-06-30
TM CENTURY INC
filed 1999-08-13
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended:  June 30, 1999



            ___ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE


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


   Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
   for the past 90 days.  Yes   X   No__

   The number of issuer's shares of Common Stock outstanding as of April 30, 1999 was 2,483,193.

   Transitional Small Business Disclosure Format (check one): Yes__ No X

                                     TM Century, Inc.
                                      Balance Sheets
                  As of June 30, 1999 (Unaudited)  and September 30, 1998
                                       ASSETS
                                                                  June 30, 1999   September 30, 1998
                                                                  _____________   __________________
   CURRENT ASSETS
      Cash                                                        $     246,456   $          348,957
      Accounts receivable, less allowance for doubtful                  590,535              763,653
      accounts of $179,668 and $230,000 respectively
      Inventories, net                                                  548,975              612,992
      Prepaid expenses and other current assets                          49,638               29,837
                                                                  _____________   __________________
            TOTAL CURRENT ASSETS                                      1,435,604            1,755,439

   PROPERTY AND EQUIPMENT                                             2,554,395            2,508,394
      Less accumulated depreciation                                  (2,069,508)          (1,879,587)
                                                                  _____________   __________________
            NET PROPERTY AND EQUIPMENT                                  484,887              628,807

   INVENTORIES - NONCURRENT, net                                        161,642              178,397
   OTHER ASSETS                                                         105,059               18,260
                                                                  _____________   __________________
      TOTAL ASSETS                                                $   2,187,192   $        2,580,903
                                                                  =============   ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                            $      60,439   $          100,050
      Accrued expenses                                                  217,743              233,836
      Current portion of long term debt and capital lease                46,042              122,212
      Deferred revenue                                                   75,734              108,694
      Customer deposits                                                  17,858               17,858
                                                                  _____________   __________________
            TOTAL CURRENT LIABILITIES                                   417,816              582,650

   OBLIGATIONS UNDER LONG TERM DEBT AND CAPITAL LEASE                    74,000                6,407
   CUSTOMER DEPOSITS - NONCURRENT                                       194,537              176,943
   COMMITMENTS AND CONTINGENCIES                                        405,100              385,000
                                                                  _____________   __________________
            TOTAL LIABILITIES                                         1,091,453            1,151,000

   STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; authorized 7,500,000 shares;         29,705               29,705
      2,970,481 shares issued; and 2,483,193 shares outstanding
      Paid-in capital                                                 2,275,272            2,275,272
      Treasury stock - at cost, 487,288 shares                       (1,291,227)          (1,291,227)
      Retained earnings                                                  81,989              416,153
                                                                  _____________   __________________
            TOTAL STOCKHOLDERS' EQUITY                                1,095,739            1,429,903
                                                                  _____________   __________________

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   2,187,192   $        2,580,903
                                                                  =============   ==================
                       See notes to interim financial statements

                                 TM Century, Inc.
            Statements of Operations and Retained Earnings (Unaudited)
                 For the Three Months Ended June 30, 1999 and 1998
                                                      1999             1998
                                                  _____________   _____________

   REVENUES                                       $   1,544,101   $   1,703,318
     Less  Commissions                                  292,079         332,715
                                                  _____________   _____________
        NET REVENUES                                  1,252,022       1,370,603

   COSTS AND EXPENSES
     Production, Programming, and Technical Costs       488,662         549,145
     General and Administrative                         537,589         509,295
     Selling Costs                                      162,330         198,574
     Depreciation                                        71,812          80,250
                                                  _____________   _____________

        TOTAL COSTS AND EXPENSES                      1,260,393       1,337,264
                                                  _____________   _____________
   OPERATING INCOME (LOSS)                               (8,371)         33,339

   OTHER INCOME (EXPENSE)
     Interest income                                         52           2,027
     Other expense                                       (5,024)         (3,715)
                                                  _____________   _____________
        TOTAL OTHER INCOME (EXPENSE)                     (4,972)         (1,688)
                                                  _____________   _____________

   NET INCOME (LOSS)                                    (13,343)         31,651

   RETAINED EARNINGS, BEGINNING OF PERIOD                95,332       1,171,265
                                                  _____________   _____________

   RETAINED EARNINGS, END OF PERIOD               $      81,989   $   1,202,916
                                                  =============   =============

   BASIC AND DILUTED INCOME (LOSS) PER            $       (0.01)  $        0.01
   COMMON SHARE
                                                  =============   =============

   WEIGHTED AVERAGE NUMBER OF BASIC AND
     DILUTED COMMON SHARES OUTSTANDING                2,483,193       2,483,193
                                                  =============   =============


                  See notes to interim financial statements

                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
                For the Nine Months Ended June 30, 1999 and 1998

                                                       1999            1998
                                                  _____________   _____________

   REVENUES                                       $   4,566,828   $   5,178,962

     Less  Commissions                                  879,009         965,773
                                                  _____________   _____________
        NET REVENUES                                  3,687,819       4,213,189

   COSTS AND EXPENSES
     Production, Programming, and Technical costs     1,592,238       1,661,708
     General and Administrative                       1,665,240       1,544,558
     Selling Costs                                      499,854         743,852
     Depreciation                                       230,843         248,248
     Reduction in Carrying Value of Inventories          12,000               0
                                                  _____________   _____________

        TOTAL COSTS AND EXPENSES                      4,000,175       4,198,366
                                                  _____________   _____________

   OPERATING INCOME (LOSS)                             (312,356)         14,823

   OTHER INCOME (EXPENSE)
     Interest income                                      2,057           7,005
     Other expense                                      (23,865)        (13,117)
                                                  _____________   _____________
        TOTAL OTHER INCOME (EXPENSE)                    (21,808)         (6,112)
                                                  _____________   _____________

   NET INCOME (LOSS)                                   (334,164)          8,711

   RETAINED EARNINGS, BEGINNING OF PERIOD               416,153       1,194,205
                                                  _____________   _____________

   RETAINED EARNINGS, END OF PERIOD               $      81,989   $   1,202,916
                                                  =============   =============

   BASIC AND DILUTED INCOME (LOSS) PER            $       (0.13)  $        0.00
   COMMON SHARE
                                                  =============   =============

   WEIGHTED AVERAGE NUMBER OF BASIC AND
     DILUTED COMMON SHARES OUTSTANDING                2,483,193       2,483,193
                                                 ==============   =============


                  See notes to interim financial statements

                                   TM Century, Inc.
                         Statements of Cash Flows (Unaudited)
                   For the Nine Months Ended June 30. 1999 and 1998
                                                                1999            1998
                                                           _____________   ____________
   OPERATING ACTIVITIES
      Net income (loss)                                    $    (334,164)  $      8,711
      Adjustments to reconcile net income to net
      cash provided by (used in) operating activities
         Depreciation                                            230,843        248,248
         Amortization                                            133,797        214,800
         Provision for settlement of RIAA dispute                 20,100              0
         Provision for doubtful accounts                         (50,332)        41,000
         Reduction in carrying value of inventories               12,000              0
      Increase (decrease) in cash from changes in
      operating assets and liabilities:
         Trade accounts receivable                               223,450        (64,803)
         Inventories                                             (65,025)      (153,945)
         Prepaid expenses                                         17,400         (9,719)
         Accounts payable and accrued expenses                   (55,704)         3,063
         Deferred revenue                                        (32,960)        37,790
         Customer deposits                                        17,594          1,309
                                                           _____________   ____________
      NET CASH PROVIDED BY OPERATING ACTIVITIES                  116,999        326,454

   INVESTING ACTIVITIES
      Purchase of Comedy Service                                 (16,667)             0
      Purchases of property and equipment                        (86,923)       (44,663)
                                                            _____________   ____________
      NET CASH USED IN INVESTING ACTIVITIES                     (103,590)       (44,663)

   FINANCING ACTIVITIES
      Principal payments on capital lease                       (115,910)      (132,505)
      obligations
                                                           _____________   ____________
      NET CASH USED IN FINANCING ACTIVITIES                     (115,910)      (132,505)

   NET INCREASE (DECREASE) IN CASH                              (102,501)       149,286

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              348,957        294,333
                                                           _____________   ____________

   CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     246,456   $    443,619
                                                           =============   ============

   Supplemental disclosures of cash flow
   information:

     Cash paid for interest                                $       3,765   $     13,117
                                                           =============   ============

     Non-cash investing and financing activities:
       Long term debt incurred to purchase Comedy Service  $     124,000   $          0
                                                           =============   ============
                     See notes to interim financial statements

                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                          JUNE 30, 1999 AND 1998

   1.  BASIS OF PRESENTATION

   The interim financial statements of TM Century, Inc. (the "Company") at June 30, 1999, and for the three and nine months ended June 30, 1999 and 1998, are unaudited, but include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1998, balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1998.

   The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine months ended June 30, 1999, are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

   The Company as of September 30, 1998 reduced the net deferred tax asset to zero due to the Company experiencing four consecutive years of losses. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. As of June 30, 1999 the Company continues to not recognize any net deferred tax assets. As of September 30, 1998, the Company had net operating loss carryforwards of approximately $1.5 million expiring in 2008 through 2010 available to offset future taxable income.

   3.  LONG-TERM DEBT AND LEASE OBLIGATIONS
   In May 1996, the Company entered into a capital lease agreement for the financing of the upgrade of its computer hardware and software systems. The total cost of the project as of June 30, 1999, is approximately $529,000, although no additional costs have been incurred since December 31, 1996. The lease was backed by a $200,000 letter of credit through February 29, 1999, at which time the Company was no longer required to carry a Letter of Credit. The lease had a term of three years and contained an option to purchase the equipment at its fair market value or renew the lease at its fair market rental value at the end of the initial term. On May 20, 1999 the Company elected the option to renew the lease at its fair market rental value for a period of twelve months beginning June 1, 1999 with the understanding at the end of the twelve month lease renewal term, the Company will own all of the leased equipment. Based on borrowing rates currently available to the Company on similar arrangements, the fair value of the lease agreement approximates the carrying value. Effective March 31, 1999, the Company's Line of Credit was not renewed.

   Commencing January 2, 1999, the Company purchased the remaining 50% interest of certain comedy material that was written and produced by an individual for broadcast by radio stations and marketed by the Company, resulting in the Company owning 100% of such Comedy Service. For consideration of the comedy material and the Company being able to use the individual's name in connection with promoting the Comedy Service the Company agreed to pay to the individual a total of $124,000, payable over five years through January 2, 2004.

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

                                                        Three Months Ended       Nine Months Ended
                                                             June 30                  June 30
                                                       _______________________   ______________________
                                                          1999        1998         1999        1998
                                                       __________   __________   __________  __________
   Net Income (Loss)                                   $  (13,343)  $   31,651   $ (334,164) $    8,711

   Weighted Average Number of Shares Outstanding:
      Basic                                             2,483,193    2,483,193    2,483,193   2,483,193
      Dilutive effect of common stock equivalents               0            0            0           0
                                                       __________   __________   __________  __________
      Diluted                                           2,483,193    2,483,193    2,483,193   2,483,193

      Earnings Per Share:
         Basic and Diluted Net Income (Loss)           $    (0.01)  $     0.01   $    (0.13) $    (0.00)
                                                       ==========   ==========   ==========  ==========

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

   The Company made a settlement offer of $550,000, payable over eleven years which has been rejected by the RIAA.

   In management's opinion the likelihood of an unfavorable outcome and an estimate of the amount or range of any potential loss cannot be determined. However, the Company has recorded a reserve for possible loss of $385,000 as of September 30, 1998 on the terms of its rejected settlement offer based on annual payments of $50,000 over a period of eleven years. The recorded reserve reflects a discount of the settlement offer using a discount rate of 8% per annum.

   As the RIAA has rejected the settlement offer the Company will not continue to accrue any additional provision for settlement of the RIAA dispute nor will it continue to accrue any legal costs related to the RIAA dispute.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

   Cash provided by operating activities totaled $116,999 for the nine months ended June 30, 1999. Cash provided was comprised of the Company's net loss of $334,164, adjusted for: depreciation and amortization of various assets of $364,640, a provision for the settlement of the RIAA dispute of $20,100, a provision for doubtful accounts of $50,332, a reduction in the carrying value of inventories of $12,000, and net increase in operating assets and liabilities of $104,755.

   Cash used in investing activities for the nine months ended June 30, 1999 totaled $103,590 and was comprised of the purchase of property and equipment and the purchase of the Comedy Service. Approximately $87,000 was spent for the purchase of property and equipment. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $180,000 in fiscal 1999. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 1999. The Company has no other significant commitments for capital expenditures in fiscal 1999.

   Commencing January 2, 1999, the Company purchased the remaining 50% interest of certain comedy material that was written and produced by an individual for broadcast by radio stations and marketed by the Company, resulting in the Company owning 100% of such Comedy Service. For consideration of the comedy material and the Company being able to use the individual's name in connection with promoting the Comedy Service the Company agreed to pay to the individual a total of $124,000, payable over five years through January 2, 2004.

   Cash used in financing activities for the nine months ended June 30, 1999 totaled $115,910 and was comprised entirely of the principal payments on the capital lease obligations.

   The Company has assessed its Year 2000 issues and determined no material effect exists on its operating systems hardware and software. The Company has determined its main operating software system is Year 2000 compatible. The consultant who is responsible for creating the in-house Contract Administration System indicated there would be minimal Year 2000 issues. The Company's vendor purchased accounting system consultant believes the accounting system is Year 2000 compatible. In addition, the Company's Microsoft
   Windows NT consultant confirmed that the Company's network environment is Year 2000 compliant. The Company's in-house programmer analyst also believes there are no major Year 2000 issues for the Company. Furthermore the Company's assessment incorporates existing vendors and suppliers relationships and management believes there would be no material effect on the Company's business, results of operations, or financial condition if they do not timely become Year 2000 compliant. The most likely worst scenario estimates the cost to be approximately $5,000 to deal with any Year 2000 issues. It is anticipated that any necessary funds will come from operations and cash reserves.

   Effective March 31, 1999, the Company's Line of Credit was not renewed.

   The Company has made significant strides in controlling expenses resulting in a $30,000 monthly savings as of July, 1999 due to the Company subleasing a portion of its leased premises, achieving a reduction in salaries and benefits and computer leased equipment expense.

   RESULTS OF CONTINUING OPERATIONS

   Comparison of the Three-Month Periods Ended June 30, 1998 and 1999

   Revenues declined approximately $159,000 or 9.4% in the three-month period ended June 30, 1999 as compared to the same period for the previous year. The revenue decrease was primarily due to a decrease in revenues for music services of $181,000 and radio Jingles of
   $63,000. Offsetting these decreases were revenue increases in production libraries of $70,000, and the Comedy service of $18,000.

   Revenues of weekly HitDisc and GoldDisc music services decreased $88,000 and $93,000 respectively, or 20.2% as compared to the same period previous year. The decrease in compact disc music library revenues was primarily due to a decrease in mobile beat activity (which was terminated in May 1998) and weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the
   Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. Renewals and new sales growth are subject to customer acceptance of the new products.

   Radio Jingles revenues decreased $63,000 or 19.2%, primarily due to a decrease in demand for custom and syndicated Jingles compared to the same period of the previous year.

   Production library revenues increased $70,000, or 25.8%. Increases in production library revenue is due to the substantial increase in advertising sales. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. Sales and new sales growth are subject to customer acceptance of the new products.

   The Comedy revenue increase is due to an increase in the amount of the advertising revenue being allocated to Comedy from barter sales.

   Commissions decreased $40,600 or 12.2%, and is proportional to the decrease in commissioned sales. As a percentage of revenues, commissions decreased from 19.5% to 18.9% due to changes in the revenue structure.

   Production, programming and technical costs decreased $60,000 or 11.0%, and as a percentage of revenue decreased from 32.2% to 31.7%. The decrease as a percentage of revenues is primarily due to lower comedy royalties and shipping and handling charges for music services and production libraries.

   General and administrative costs increased $28,000 or 5.6% and is primarily due to an increase in legal costs and facilities.

   Selling costs decreased $36,000 or 18.3%, and as a percentage of revenues decreased from 11.7% to 10.5%. The decrease in expenses is primarily due to a reduction in sales salaries as a result of changes in sales force and in-house commission plans.

   Depreciation decreased $8,000 or 10.5% and is primarily due to more depreciable assets nearing the end of their depreciable years and being partially offset by increases in production equipment in the first six months of fiscal year 1998.


   Comparison of the Nine-Month Periods Ended June 30, 1998 and 1999

   Revenues declined approximately $612,000 or 11.8% in the nine-month period ended June 30, 1999 as compared to the same period for the previous year. The revenue decrease was primarily due to a decrease in revenues for music services of $873,000. Offsetting these decreases were revenue increases in production libraries of $164,000, radio Jingles of $18,000 and the Comedy service of $103,000.

   Revenues of weekly HitDisc and GoldDisc music services decreased $337,000 and $536,000 respectively, or 28.9% as compared to the same period previous year. The decrease in compact disc music library revenues was primarily due to a decrease in mobile beat activity (which was terminated in May 1998) and weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the
   Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $164,000, or 21.3%. Increases in production library revenue is due to the substantial increase in advertising sales. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. Sales and new sales growth are subject to customer acceptance of the new products.

   Revenues for Jingles increased $18,000 or 2.1%, primarily due to an increase in demand for custom Jingles compared to the same nine month period last year.

   The Comedy revenue increase is due to an increase in the amount of the advertising revenue being allocated to Comedy from barter sales.

   Commissions decreased $87,000 or 9.0%, and is proportional to the decrease in commissioned sales. As a percentage of revenues, commissions increased from 18.7% to 19.3% due to changes in the revenue structure where a greater percentage of revenue is on barter.

   Production, programming and technical costs decreased $69,000 or 4.2%, and as a percentage of revenue increased from 32.1% to 34.9%. The increase as a percentage of revenues is primarily due to higher salaries and benefits and direct costs for production libraries.

   General and administrative costs increased $121,000 or 7.8% and is primarily due to an increase in legal fees, bad debt expense, and facilities.

   Selling costs decreased $244,000 or 32.8%, and as a percentage of revenues decreased from 14.4% to 11.0%. The decrease in expenses is primarily due to a reduction in sales salaries as a result of changes in sales force and in-house commission plans.

   Depreciation decreased $17,000 or 7.0% and is primarily due to more depreciable assets nearing the end of their depreciable years and being partially offset by increases in production equipment in the first six months of fiscal year 1998.

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

   The Company made a settlement offer of $550,000, payable over eleven years which has been rejected by the RIAA.

   In management's opinion the likelihood of an unfavorable outcome and an estimate of the amount or range of any potential loss cannot be determined. However, the Company has recorded a reserve for possible loss of $385,000 as of September 30, 1998 on the terms of its rejected settlement offer based on annual payments of $50,000 over a period of eleven years. The recorded reserve reflects a discount of the settlement offer using a discount rate of 8% per annum.

   As the RIAA has rejected the settlement offer the Company will not continue to accrue any additional provision for settlement of the RIAA dispute nor will it continue to accrue any legal costs related to the RIAA dispute.

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

   Item 5. Other information

   The Board of Directors announced the appointment of R. David Graupner, Executive Vice President, to succeed Neil W. Sargent as President/CEO, effective May 1, 1999. The Company retained Mr. Sargent as an advisor and consultant in connection with its operation of its business following Mr. Sargent's retirement on June 28, 1999. Mr. Sargent announced his decision to resign his position as Vice Chairman of the Board on June 28, 1999.

   The consulting agreement has an initial term beginning as of July 1, 1999 and ending June 30, 2004. It is specifically understood that Mr. Sargent's services shall not require him to be active in the day-to-day activities of the Company. However, Mr. Sargent shall be available in person or by telephone or by facsimile machine within a reasonable time period after receiving a reasonable request to respond to matters submitted to him by the Company. The Company will pay Mr. Sargent a monthly consulting fee of $1,800. The consulting agreement may be terminated at any time upon the mutual written agreement of the Company and Mr. Sargent.

   (a) Exhibits
   Material Contracts:
   10.2 Employment Agreement between TM Century, Inc. and R. David Graupner dated May 31, 1999.
   10.3 Consulting Agreement between TM Century, Inc. and Neil W. Sargent dated June 28, 1999.
   27.1   Financial Data Schedule

   (b) Reports on Form 8-K

   1.1 Form 8-K dated report as of March 29, 1999 referencing Robert D. Graupner succeeding Neil W. Sargent as President and Chief
     Executive Officer of TM Century, Inc., effective May 1, 1999 and Mr. Sargent continuing to serve the Company as Vice Chairman of the Board of Directors.

     In addition, the Company announced the election of Robert D. Graupner and Carol M. Long and the re-election of Neil W. Sargent, Marjorie L. McIntyre and A. Ann Armstrong to the Board of Directors of the Company by written consent of the holders of a majority of the outstanding common stock of the Company dated as of March 29, 1999. Prior to the election, Donald E. Latin, a long-time director of the Company, announced his decision not to stand for re-election to the Board of Directors.

     The April 8, 1999 press release is filed as Exhibit 99.1 to this report on Form 8-K and incorporated by reference.

   1.2 Form 8-K dated report as of May 17, 1999 referencing a Change in Registrant's Certifying Accountant.
     On May 17, 1999, the Registrant dismissed its former independent accountants Deloitte & Touche LLP ("D&T") and engaged King, Griffin & Adamson, P.C. to audit the Registrant's financial statements. The decision to change independent accountants was recommended and approved by the Registrant's Board of Directors.

     D&T served as independent auditors of the Registrant for the years ended September 30, 1997 and 1998. The reports of D&T on the Registrant's financial statements for the years ended September 30, 1997 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the years ended September 30, 1997 and 1998, and during the fiscal year 1999 prior to D&T's dismissal, the Registrant had no disagreements with D&T on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of D&T would have caused them to make reference thereto in their report on the financial statements for such years.

   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: August 4, 1999

                                      TM CENTURY, INC.


                                      BY:/s/Roger A. Holeman
                                      Roger A. Holeman
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


                                      BY:/s/R. David Graupner
                                      R. David Graupner
                                      Chief Executive Officer
                                      (Principal Executive Officer)