Form 10KSB
period 1999-09-30
TM CENTURY INC
filed 1999-12-27
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended:  September 30, 1999
                        Commission file No. 0-13167

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

  Check whether the issuer (1) filed all reports required  to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
  past 90 days. Yes   X   No ___

  Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

  The issuer's revenue for its most recent fiscal year was $6,237,102.

  The aggregate market value of the voting stock held by non-affiliates of the issuer on September 30, 1999 based upon the average bid and asked prices of such stock on that date was $617,000. The number of issuer's shares of Common Stock outstanding as of September 30, 1999 was 2,483,193.

                    DOCUMENTS INCORPORATED BY REFERENCE

  Certain  information  contained  in  the  Company's  2000   Information
  Statement is incorporated by reference in Part III.

  Transitional Small Business Disclosure Format (check one): Yes __ No  X

                                  PART I

  ITEM 1. DESCRIPTION OF BUSINESS

  General

  TM Century, Inc. (the "Company") is engaged primarily in the creation, production, marketing, and worldwide distribution of compact disc music libraries, production libraries, comedy services, station identification and commercials for broadcast media use.

  TM Century's clients include radio & television stations; radio, television, satellite and Internet networks; web sites and portals; the American Forces Radio Network; numerous advertising agencies and commercial businesses.

  The Company was incorporated as a Delaware corporation on May 2, 1984. In October 1990, the Company changed its name from TM Communications, Inc. to TM Century, Inc. following an August 1990 business combination transaction with Century 21 Programming, Inc. The Company's principal offices are located at 2002 Academy, Dallas, Texas 75234, and its telephone number is (972) 406-6800.

  Products

  The Company creates, produces, markets, and distributes musical goods and services for broadcast media worldwide. Products include special compilations of popular music on compact discs and computer hard drives, instrumental backgrounds for commercials and sound effects, station identification and commercial jingles and comedy services. Production libraries are sold on compact discs and include original recordings of background music and sound effects written and produced by the Company as sources of production material for radio/TV stations, post production houses, web sites and commercial businesses. Production libraries are available in a variety of musical styles and are used as background music for contests, promotional announcements, commercials, film or audio video presentations and web sites. The Company also provides a weekly service of new record releases on compact disc to radio stations. Other music libraries include compilations of copyrighted music of original artists sold in eleven different music formats ("compact disc libraries"): Adult Contemporary, Easy Listening, Classic Hits, Country, Classic Rock, Contemporary Hit Radio, Urban, and Seventies Rock, New Adult Contemporary, Dance and Latin.

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

  In June 1997 the Company sold its Ultimate Digital Studio (UDS) division. The UDS division distributed specialized computer broadcast equipment and software that controlled music on compact disc juke boxes. This product had been operating at a loss for the previous three fiscal years. Set forth in the following tables are the Company's gross revenues (in thousands) by significant product category for the years ended September 30, 1999, 1998, and 1997.

    (Dollar Amounts in Thousands)        Period Ended
                                   1999      1998       1997
                                   -----     -----      -----
      Broadcast Services
      Music Libraries             $5,075    $5,567     $5,707
      Radio Jingles                1,138     1,183      1,051
      Software and Compact
       Disc Equipment                  2        28        465
      Other                           22        30         23
                                   -----     -----      -----
      Total                       $6,237    $6,808     $7,246
                                   =====     =====      =====

  Marketing and Distribution

  The Company currently sells and supplies its products and services to customers in the United States and Canada through its own sales staff in Dallas, Texas. Domestic sales are made through telephone solicitation, advertising in trade magazines, trade convention displays, and the World Wide Web. The Company also sells its products through distribution arrangements with independent sales agents worldwide. Other than fees paid to independent sales agents, no other significant costs are incurred by the Company in conjunction with its international sales activities. Products are shipped from the Company's headquarters or from the Company's supplier of compact disc replication services via mail and express delivery services.

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

  Customers

  The Company's business is primarily dependent upon the radio broadcasting industry. The Company's revenues are generated from sales to customers in the United States and Canada and sales through agents worldwide. According to industry publications, approximately 11,000 radio stations were licensed by the Federal Communications Commission
  (FCC) for public broadcasting in the United States. Management believes that approximately 10,000 stations in the U. S. may require products and services of the type provided by the Company. No single customer has accounted for more than 10% of the Company's revenues in any of the past three years. Gross revenues from foreign sales totaled $1,600,000, $1,900,000, and $2,200,000 for the years ended 1999, 1998, and  1997, respectively.

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

  Employees

  As of December 1, 1999, the Company had approximately 47 full-time employees. The Company also contracts with other personnel and subcontractors who provide creative talent for various projects on an as-needed basis.

  ITEM 2. DESCRIPTION OF PROPERTY

  The Company's principal operations are conducted from a leased 46,645 square foot office and production facility located at 2002 Academy, Dallas, Texas. The facility is comprised of sales and administrative offices and recording studios. The facility is leased from unaffiliated third parties under a lease that expires on July 15, 2003. The lease may be extended at the Company's option for two additional five-year terms. The first five year term rental rate is based on a fixed amount per square foot which is approximately a 6.3% increase over the 2003 year rental rate. The second five year term is subject to rental adjustments based on a formula related to fair market rental. Effective July 1, 1999 the Company entered into an agreement with an unrelated third party to sublease approximately 16,000 square feet of space for a term of approximately 50 months. Management believes that the facility currently occupied is sufficient for its existing activities and potential growth for the foreseeable future.

  ITEM 3. LEGAL PROCEEDINGS

  On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. The RIAA alleged substantial damages in the amount of $76,000,000 and stated that it would consider a pre-complaint settlement. Settlement discussions then ensued and are continuing. On June 30, 1998 the Company and its counsel met with RIAA and its counsel. At this meeting the RIAA made a demand for $3 million to settle the dispute. In September, 1998 mediation was undertaken with no settlement resulting.

  Thus far no discovery has been undertaken. The Company believes that it has a meritorious defense to many of the claims asserted, but it is possible that it will not prevail if the matter is brought to litigation. Any significant cash amount paid in settlement or awarded in judgment would likely have an adverse effect on the Company.

  The Company recorded a reserve for possible loss of $385,000 on the terms of its latest settlement offer based on annual payments of $50,000 over a period of eleven years. The recorded reserve reflects a discount of the settlement offer using a discount rate of 8% per annum. During 1999 the Company accrued interest in the amount of $20,100 through June 30, 1999.

  As the RIAA has rejected the most recent settlement offer with no counter offer, the Company will not continue to accrue any additional provision for settlement of the dispute, nor will it continue to accrue legal costs related to the matter, however, it is management's opinion that the accrual balance is a "best estimate" based on current circumstances.

  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 1999.

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

                                 Common Stock Bid
                                 -----------------
                                  High        Low
                                  -----      -----
         Fiscal
         1999:
                  1st Quarter    $  .72     $  .28
                  2nd Quarter      1.12        .28
                  3rd Quarter      1.03        .44
                  4th Quarter      1.12        .47

         Fiscal
         1998:
                  1st Quarter    $  .81     $  .38
                  2nd Quarter       .63        .44
                  3rd Quarter       .50        .41
                  4th Quarter       .60        .28

  As of September 30, 1999 the Company had approximately 208 record owners and 343 beneficial owners of its common stock. The Company has not paid dividends on the common stock and does not anticipate paying dividends in the foreseeable future.

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

  When used in this Annual Report, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by section 21E of the Securities Exchange Commission Act of 1934.

  Liquidity and Capital Resources

  The Company relies upon current sales of music libraries and jingles on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to four years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries and jingles and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 2000.

  During fiscal 1999, the Company made approximately $95,700 in capital expenditures for the purchase of property and equipment which compares to capital expenditures of approximately $44,500 in 1998 and $97,000 in 1997. Capital expenditures in 1999 were primarily associated with upgrades of production equipment and leasehold improvements. Product development costs of $155,000 were incurred during fiscal 1999 for software development, new music libraries, and music library updates, which compares to product development expenditures of $164,000 in 1998 and $144,000 in 1997. Funds for operating needs, new product development, and capital expenditures for the year ended September 30, 1999 were provided from operations and cash reserves. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $185,000 in fiscal 2000. The Company has no other significant commitments for capital expenditures in fiscal 2000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet capital requirements.

  Effective January 2, 1999, the Company purchased the remaining 50% interest of certain comedy material that was written and produced by an individual for broadcast by radio stations and marketed by the Company, resulting in the Company owning 100% of such Comedy Service. For consideration of the comedy material and the Company being able to use the individual's name in connection with promoting the Comedy Service the Company agreed to pay to the individual a total of $124,000, payable over five years through December 2, 2003.

  In May 1996 the Company entered into a lease agreement for the financing of an upgrade of its computer hardware and software systems, which was completed in fiscal year 1997. The cost of the project was $529,000, of which $426,000 was financed as of September 30, 1996 and the remaining $103,000 was financed in fiscal 1997. The lease was backed by a letter of credit in the amount of $200,000. Due to the short term remaining on the principal balance, the letter of credit requirement was removed effective February 28, 1999. The lease agreement will terminate in fiscal 2000. No long term borrowings are anticipated in the foreseeable future at current levels of business operations.

  Customer deposits decreased to $136,700 as of September 30, 1999, from $194,800 as of September 30, 1998, for deposits received from customers ordering products. The balance in customer deposits is dependent upon the timing of customer orders for compact disc libraries, jingles, and production libraries.

  The Company has net operating loss carryforwards of approximately $1,332,000 available to offset future taxable income expiring in 2008 through 2011. A valuation allowance of approximately $740,000 has been provided to reduce the net deferred tax asset to zero because of the uncertainty of generating future taxable income. Although realization is not assured, management has taken certain steps intended to achieve a return to profitable operations in future periods. These steps include certain corporate restructuring, continued cost reduction measures which have reduced certain expenses to manageable levels, the discontinuation of unprofitable product lines during fiscal years 1996 and 1997, new approaches to marketing current products, and the introduction of new products.

  The Board of Directors authorized the Company to purchase up to 75,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, through December 31, 1997. The Company purchased 54,000 shares of its common stock for a total cost of $41,000 in fiscal year 1997, which purchases were funded by cash reserves of the Company.

  The Company has assessed its Year 2000 issues and determined that there will be little, if any, impact on operating systems hardware and software. The Company converted its main operating software system that is Year 2000 compatible in March, 1998 and the consultant who is responsible for creating the in-house Contract Administration System indicated there would be minimal Year 2000 issues. The Company's vendor purchased accounting system consultant believes the accounting system is also Year 2000 compatible. In addition, the Company's Microsoft Windows NT consultant confirmed that the Company's network environment is Year 2000 compliant. The Company's in-house programmer analyst also believes there are no major Year 2000 issues for the Company. Furthermore the Company's assessment incorporates existing vendors and suppliers relationships and management believes there would be no material effect on the Company's business, results of operations, or financial condition if they do not become Year 2000 compliant in a timely manner. The most reasonably likely worst scenario estimates the cost to be approximately $50,000 to deal with any Year 2000 issues. Any necessary funds will be provided by operations and cash reserves.

  Results of  Operations

  Fiscal 1999 Compared to Fiscal 1998

  Revenues decreased 8.4% to $6.2 million in 1999 from $6.8 million in 1998. The overall decrease was primarily due to a decrease in international sales, compact discs sales prices and volume, and specialized radio station computer equipment and software sales, and was partially offset by an increase in production libraries and comedy service sales. The decrease in music library revenues was $493,000, or 9% and is partially attributed to the discontinuation of the mobile beat product line in May, 1998 which comprised 7.3% of music library revenues in fiscal 1998. Production libraries increased $258,000, or 24% primarily due to increased sales of libraries introduced in fiscal 1998 and continual sales of existing libraries. An increase in the percentage of barter revenue, combined with an overall increase in advertising revenue contributed to the revenue increase. Barter revenues are derived from obtaining airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. Revenues from radio jingles decreased by $45,000, or 3.8% primarily due to a decrease in the sales volume of custom and syndicated jingles packages being sold.

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

  A $132,000 or 21% increase in weekly comedy services revenue was due to an increase in domestic and international sales, as well as an increase in barter revenue.

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

  Commissions as a percentage of revenues increased to 19.2% of revenue in fiscal 1999 from 19% of revenue in fiscal 1998. This increase is due to changes in the revenue structure where a greater percentage of revenue is on a barter basis.

  Production, programming and technical costs decreased 7.8% to $2 million in 1999 from $2.2 million in 1998. The decrease is primarily due to lower replication direct costs. As a percentage of revenue these costs increased from 32% in 1998 to 33% in 1999.

  General and administrative costs decreased $250,000 or 11%, due to a decrease in salaries and benefits and other administrative expenses. An aggressive collection policy provided a $180,000 decrease in bad debt expense over the prior fiscal year.

  Selling costs decreased $247,000 or 26%, primarily due to a decrease in salaries and benefits, domestic commissions and advertising expenses.

  Depreciation expense decreased $54,000, or 16%, primarily as a result of more assets being fully depreciated compared to the prior year.

  During 1999, the Company recorded a provision of $12,000 to reduce the carrying value of its production libraries to the lower of cost or market. Inventory levels were reduced to amounts supported by current sales levels.

  In fiscal 1998 the Company recorded a reserve for possible loss of $385,000 as of September 30, 1998 on the terms of its latest settlement offer to the RIAA based on annual payments of $50,000 over a period of eleven years. The recorded reserve reflects a discount of the settlement offer using a discount rate of 8% per annum. Interest expense of $20,100 was recorded through June, 1999 when it was determined that additional accruals would be suspended until further activity occurs.

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

  The Company reduced its net deferred tax asset of $128,130 at September 30, 1997 to zero at September 30, 1998 because it is likely that the tax asset will not be realized. This reduction resulted in deferred income tax expense of $128,130 in fiscal 1998.


  ITEM 7.   FINANCIAL STATEMENTS

  The financial statements and notes thereto, together with the report thereon of King Griffin & Adamson P.C. dated November 24, 1999, included elsewhere in this report are incorporated by reference in answer to this Item 7.

  The financial statements and notes thereto, together with the report thereon of Deloitte & Touche LLP dated December 4, 1998, included elsewhere in this report are incorporated by reference in answer to this Item 7.


  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  On May 17, 1999, the Company dismissed its former independent accountants Deloitte & Touche LLP ("D&T") and engaged King, Griffin & Adamson P.C. to audit the Company's financial statements. The decision to change independent accountants was recommended and approved by the Company's Board of Directors.

  D&T served  as independent  auditors of  the Registrant  for the  years ended September 30, 1997 and 1998. The reports of D&T on the Registrant's financial statements for the years ended September 30, 1997 and 1998 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the years ended September 30, 1997 and 1998, and during the fiscal year 1999 prior to D&T's dismissal, the Company had no disagreements with D&T on matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of D&T would have caused them to make reference thereto in their report on the financial statements for such years.

                                 PART III

  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

  The information required by this item is contained under the heading "Information Concerning the Directors and Executive Officers" in the Company's 2000 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

  ITEM 10.  EXECUTIVE COMPENSATION

  The information required by this item is contained under the heading "Executive Compensation" in the Company's 2000 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is contained under the heading "Voting Securities and Principal Stockholders" in the Company's 2000 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is contained under the heading "Executive Compensation" in the Company's 2000 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

  ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)     Exhibits:
  3  (a)    Certificate of Incorporation and By-Laws (1)
     (b)    Certificate of Merger: Video Image Inc. and TM
            Communications, Inc. (1)
     (c)    Certificate of Amendment of Certificate of Incorporation of
            TM Century, Inc. effective March 27, 1992. (Exhibit 1) (2)
            (March 31, 1992)

  10      Material Contracts:
     (a) *Long Term Performance Incentive Plan of TM Century, Inc. dated December 3, 1991. (Exhibit 10(bb))(3)
     (b) *TM Century, Inc. Bonus Plan for Executive Management dated October 1, 1992 (Exhibit 10(j)) (4)
     (c) Lease Agreement, dated as of April 23, 1993 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit 1) (March 31, 1993) (2)
     (d) First Amendment of Lease, dated as of August 22, 1994 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit 10(m)) (5)
     (e) Master Lease Agreement by and between USL Capital Corporation and TM Century, Inc. dated May 2, 1996. (Exhibit 10(b))
            (June  30, 1996)(2)
     (f) *Employment Agreement between TM Century, Inc. and R. David Graupner dated May 31, 1999. (Exhibit 10.2) (June 30, 1999)(2)
     (g) *Consulting Agreement between TM Century, Inc. and Neil W. Sargent dated June 28, 1999. (Exhibit 10.3) (June 30, 1999)(2)
     (h) Amended and Restated 1991 Long Term Performance Incentive Plan of TM Century dated July 2, 1999 (Exhibit 10(h))

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

  * The documents filed or incorporated  by reference as Exhibits  10(a),
  (b), (f) and (g) hereto constitute management contracts or compensatory plans or arrangements.

  (b)  Reports on Form 8-K

  No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 1999.

                                SIGNATURES

  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Dated: December 22, 1999

                                     TM CENTURY, INC.

                                     BY:/s/Teri R.S. James
                                     Teri R.S. James
                                     Vice President of Finance

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     DATE:

  /s/ Teri R.S. James                                   December 22, 1999
  TERI R.S. JAMES, Vice President of Finance
  (Principal financial and accounting officer)


  /s/ R.David Graupner                                  December 22, 1999
  R. DAVID GRAUPNER, President and Chief Executive Officer
  (Principal executive officer)


  /s/ Marjorie L. McIntyre                              December 22, 1999
  MARJORIE L. MCINTYRE, Chairman of the Board of Directors


  /s/ A.  Ann Armstrong                                 December 22, 1999
  A. ANN ARMSTRONG, Director


  /s/ Carol M. Long                                     December 22, 1999
  CAROL LONG, Director


  /s/ Michael Cope                                      December 22, 1999
  MICHAEL COPE, Director

                             TM CENTURY, INC.

                       INDEX TO FINANCIAL STATEMENTS

  Financial Statements:

  Independent Auditors' Report - King Griffin & Adamson P.C.      16

  Independent Auditors' Report - Deloitte & Touche LLP            17

  Balance Sheets, September 30, 1999 and 1998                     18

  Statements of Operations for the Years Ended September 30,
   1999, 1998 and 1997                                            19

  Statements of Stockholders' Equity for the Years Ended
   September 30, 1999, 1998 and 1997                              20

  Statements of Cash Flows for the Years Ended September 30,
   1999, 1998 and 1997                                            21

  Notes to Financial Statements                                   22

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
            --------------------------------------------------

  Board of Directors and Stockholders
  TM Century, Inc.

  We have audited the accompanying balance sheet of TM Century, Inc. as of September 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TM Century, Inc. as of September 30, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                              KING GRIFFIN & ADAMSON P.C.


  Dallas, Texas
  November 24, 1999

  INDEPENDENT AUDITOR' REPORT

  To the Stockholders and Board of Directors of TM Century, Inc.:

  We have audited the balance sheet of TM Century, Inc. (the "Company"), as of September 30, 1998, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financials statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at September 30, 1998, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.


  /s/Deloitte & Touche LLP

  Dallas, Texas
  December 4, 1998

                                 TM Century, Inc.
                                  Balance Sheets
                            September 30, 1999 and 1998


                                                          1999          1998
                                                        ---------     ---------
ASSETS
CURRENT ASSETS
    Cash                                               $  354,332    $  348,957
    Accounts receivable, less allowance
      for doubtful accounts of $100,000
      and $230,000 respectively                           721,538       763,653
    Inventories, net of allowance for obsolescence
      of $258,545 and $252,545 respectively               446,279       470,763
    Prepaid expenses                                       31,277        29,837
                                                        ---------     ---------
          TOTAL CURRENT ASSETS                          1,553,426     1,613,210

PROPERTY AND EQUIPMENT                                  2,563,220     2,508,394
    Less accumulated depreciation and amortization     (2,116,116)   (1,879,587)
                                                        ---------     ---------
          NET PROPERTY AND EQUIPMENT                      447,104       628,807

PRODUCT DEVELOPMENT COSTS, net of accumulated
      amortization of $1,630,071 and  $2,378,484
      respectively                                        324,094       320,626
COMEDY MATERIAL RIGHTS, net of accumulated
      amortization of $18,600 and $0 respectively         105,400            -
OTHER ASSETS                                               19,316        18,260
                                                        ---------     ---------
    TOTAL ASSETS                                       $2,449,340    $2,580,903
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                       63,508       100,050
    Accrued expenses                                      196,978       233,836
    Current portion of note payable                        33,333            -
    Current portion obligation under capital lease          3,202       122,212
    Deferred revenue                                      127,382       108,694
    Customer deposits                                      37,623        17,858
                                                        ---------     ---------
          TOTAL CURRENT LIABILITIES                       462,026       582,650

NOTE PAYABLE, less current portion                         65,667            -
OBLIGATIONS UNDER CAPITAL LEASE, less current portion          -         6,407
CUSTOMER DEPOSITS - NONCURRENT                             99,114       176,943
ACCRUED SETTLEMENT FOR RIAA DISPUTE                       405,100       385,000
                                                        ---------     ---------
          TOTAL LIABILITIES                             1,031,907     1,151,000

COMMITMENTS AND CONTINGENCIES (NOTE 7)                         -             -

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 7,500,000     29,705        29,705
      shares; 2,970,481 shares issued; and 2,483,193
      shares outstanding
    Additional paid-in capital                          2,275,272     2,275,272
    Treasury stock - at cost, 487,288 shares           (1,291,227)   (1,291,227)
    Retained earnings                                     403,683       416,153
                                                        ---------     ---------
          TOTAL STOCKHOLDERS' EQUITY                    1,417,433     1,429,903
                                                        ---------     ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $2,449,340    $2,580,903
                                                        =========     =========

                              TM Century, Inc.
                         Statements of Operations
              Years Ended September 30, 1999, 1998 and 1997

                                                     1999             1998             1997
                                                   ---------        ---------        ---------
REVENUES                                          $6,237,102       $6,808,489       $7,246,661
   Less  Commissions                               1,198,184        1,302,280        1,213,679
                                                   ---------        ---------        ---------
      NET REVENUES                                 5,038,918        5,506,209        6,032,982

COSTS AND EXPENSES
   Production, Programming, and Technical Costs    2,035,462        2,208,172        2,897,893
   General and Administrative Costs                2,000,183        2,250,933        2,266,540
   Selling Costs                                     706,059          953,179        1,122,774
   Depreciation and Amortization of Property
    and Equipment                                    277,451          330,970          338,111
   Reduction in Carrying Value of Inventories         12,000           22,266          218,000
                                                   ---------        ---------        ---------
      Total Costs and Expenses                     5,031,155        5,765,520        6,843,318
                                                   ---------        ---------        ---------
OPERATING INCOME (LOSS)                                7,763         (259,311)        (810,336)

OTHER INCOME (EXPENSE)
   Interest Income                                     3,838           10,352           10,613
   Interest Expense                                   (3,971)         (15,963)         (28,440)
   Other                                                  -                -               818
                                                   ---------        ---------        ---------
                                                        (133)          (5,611)         (17,009)

PROVISION FOR SETTLEMENT OF RIAA DISPUTE             (20,100)        (385,000)              -
                                                   ---------        ---------        ---------
LOSS BEFORE PROVISION FOR INCOME TAXES               (12,470)        (649,922)        (827,345)

PROVISION FOR INCOME TAXES
      Current                                             -                -                -
      Deferred                                            -          (128,130)              -
                                                   ---------        ---------        ---------
      Total Provision for Income Taxes                    -          (128,130)              -
                                                   ---------        ---------        ---------
NET LOSS                                          $  (12,470)      $ (778,052)      $ (827,345)
                                                   =========        =========        =========
BASIC AND DILUTED LOSS PER COMMON SHARE           $    (0.01)      $    (0.31)      $    (0.33)
                                                   =========        =========        =========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 2,483,193        2,483,193        2,496,210
                                                   =========        =========        =========

                              TM Century, Inc.
                    Statements of Stockholders' Equity
             Years Ended September 30, 1999, 1998 and 1997



                                     Common Stock   Additional                               Total
                                  Number of           Paid-In     Treasury     Retained   Stockholders'
                                   Shares    Amount   Capital       Stock      Earnings      Equity
                                  ---------  ------   ---------   ----------   ---------    ---------
BALANCE, OCTOBER 1, 1996          2,970,481 $29,705  $2,275,272  $(1,250,316) $2,021,550   $3,076,211

Purchase of Treasury Stock               -       -           -       (40,911)         -       (40,911)

Net Loss                                 -       -           -            -     (827,345)    (827,345)
                                  ---------  ------   ---------   ----------   ---------    ---------
BALANCE, SEPTEMBER 30, 1997       2,970,481  29,705   2,275,272   (1,291,227)  1,194,205    2,207,955

Net Loss                                 -       -           -            -     (778,052)    (778,052)
                                  ---------  ------   ---------   ----------   ---------    ---------
BALANCE, SEPTEMBER 30, 1998       2,970,481  29,705   2,275,272   (1,291,227)    416,153    1,429,903

Net Loss                                 -       -           -            -      (12,470)     (12,470)
                                  ---------  ------   ---------   ----------   ---------    ---------
BALANCE, SEPTEMBER 30, 1999       2,970,481 $29,705  $2,275,272  $(1,291,227  $  403,683   $1,417,433
                                  =========  ======   =========   ==========   =========    =========

                      TM Century, Inc.
                  Statements of Cash Flows
        Years Ended September 30, 1999, 1998 and 1997

                                                              1999        1998        1997
                                                             -------    --------    --------
OPERATING ACTIVITIES
     Net loss                                               $(12,470)  $(778,052)  $(827,345)
     Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities
            Depreciation and amortization of property
             and equipment                                   277,451     330,970     338,111
            Amortization                                     170,320     289,620     385,079
            Provision for settlement of RIAA dispute          20,100     385,000          -
            Deferred federal income taxes                         -      128,130          -
            Provision for doubtful accounts                 (130,000)    (20,000)    140,498
            Gain on disposition of property and equipment         -           -         (818)
            Reduction in carrying value of inventories        12,000      22,266     148,000
     Increase (decrease) in cash from changes in operating
      assets and liabilities:
            Accounts receivable                              172,115      (9,886)    (44,417)
            Prepaid expenses                                  (1,440)     (4,613)     26,349
            Inventories                                       12,484     (15,842)    259,181
            Product development costs                       (155,188)   (163,833)   (144,390)
            Accounts payable and accrued expenses            (73,400)     58,761     (73,754)
            Deferred revenue                                  18,688      52,683      31,713
            Customer deposits                                (58,064)      2,025     (38,323)
                                                             -------    --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES               252,596     277,229     199,884

INVESTING ACTIVITIES
     Increase in other assets                                 (1,056)         -       (2,872)
     Purchases of property and equipment                     (95,748)    (44,436)    (96,891)
     Proceeds from sale of property and equipment                 -           -       20,916
                                                             -------    --------    --------
     NET CASH USED BY INVESTING ACTIVITIES                   (96,804)    (44,436)    (78,847)

FINANCING ACTIVITIES
     Principal payments on note payable                      (25,000)         -           -
     Principal payments on capital lease obligation         (125,417)   (178,169)   (163,648)
     Acquisition of treasury stock                                -           -      (40,911)
                                                             -------    --------    --------
     NET CASH USED BY FINANCING ACTIVITIES                  (150,417)   (178,169)   (204,559)
                                                             -------    --------    --------
NET INCREASE (DECREASE) IN CASH                                5,375      54,624     (83,522)

CASH AT BEGINNING OF YEAR                                    348,957     294,333     377,855
                                                             -------    --------    --------
CASH  AT END OF YEAR                                        $354,332    $348,957    $294,333
                                                             =======    ========    ========

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

  2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

  Cash and Cash Equivalents

  Cash and cash equivalents of the Company are composed of demand deposits with banks and short-term investments with maturity terms of three months or less when purchased.

  Accounts Receivable

  The Company extends unsecured credit in the normal course of busines to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which may ultimately become uncollectible. In the event of non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet

  Inventories and Product Development Costs

  Inventories created by the Company or purchased for resale are carried at the lower of cost or market, as follows:

       Music libraries - The Company produces music compilations and background music libraries which are provided to radio stations under  one to  four year  lease contracts  or  under buyout arrangements. The costs to develop the libraries (Product Development Costs) are amortized on a straight-line basis over the lesser of three to five years or the economic life of the product. Current music update services are charged to expense in the period in which incurred.

       Identification Jingles - Jingles provide short identity songs to radio stations in order to promote name recognition. The costs to produce custom jingles are expensed upon delivery of the product.

  Comedy Material Rights

  Comedy Material Rights are recorded at cost and are amortized on a straight-line basis over the economic life of the product (5 years).

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

  Property and Equipment

  Expenditures for additions, renewals, and betterments are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Property leased under capital leases is included in property and equipment. Depreciation and amortization of property and equipment under capital leases are computed on the straight-line method based upon the estimated useful lives of the assets or the applicable minimum lease term if shorter, as follows:

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

  Net Loss Per Share

  Basic and diluted loss per common share is based on the weighted average number of common shares outstanding and common stock equivalents, if dilutive, outstanding during the periods. The Company had 339,000, 205,000 and 200,000 stock options outstanding as of September 30, 1999, 1998 and 1997 respectively. These options were excluded from the calculation of basic and diluted net loss per share since including such options would have an antidilutive effect.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses. Actual results may differ from such estimates.

  Concentration

  The  Company  maintains  cash  balances  at banks, which may, at times,
  exceed federally insured limits.   However , management  monitors these
  balances and does not believe excess risk is present.

  Reclassifications

  Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the classifications used in the 1999 financial statements with no effect on previously reported net loss or stockholders' equity.

  New Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings per Share," which establishes new standards for computing and presenting earnings per share and is effective for financial statements issued for periods ending after December 15, 1997. The Company's adoption of SFAS No. 128 did not have a significant impact upon the Company's reported earnings per share.

  The FASB issued, in February 1997, SFAS No. 129, "Disclosure of Information about Capital Structure," which establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. The Company's adoption of SFAS No. 129 did not have a significant impact upon the Company's results of operations.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. The Company's adoption of SFAS No. 130 did not have a significant impact upon the Company's reported results of operations.

  The FASB also issued, in June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way public companies disclose information about operating segments, products and services, geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company's adoption of SFAS No. 131 did not have a significant impact upon the Company's reported results of operations.

  The FASB issued, in February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which revises employer's disclosures about pensions and other postretirement benefit plans and is effective for financial statements issued for periods beginning after December 15, 1997. The adoption of SFAS 132 did not have a significant effect on the 1999 financial statements.

  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133", which establishes accounting and reporting standards for derivative instruments. SFAS No. 137 is effective for all fiscal quarters for all fiscal years beginning after June 15, 2000. The adoption of SFAS 137 is not expected to have a significant impact upon the Company's reported results of operations.

  3.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  Supplemental disclosures as of September 30:
                                                 1999        1998
                                                -------     -------
    Cash paid for interest                     $  3,971    $ 15,967

    Noncash investing and financing activities:
       Issuance of note payable for
         comedy material rights                $124,000    $    -

  4.  INVENTORIES

  In 1999 the Company recorded a provision of $12,000 to reduce the carrying value of its music and compact disc libraries to the lower of cost or market. The Company also wrote off approximately $22,000 of Mobile Beat inventory due to the RIAA legal dispute in 1998 (See Note
  7). During 1997 the Company recorded a provision of $218,000 to reduce the carrying value of its music and compact disc libraries to the lower of cost or market. The amount retained in inventory was reduced to amounts supported by current sales levels.

  5.  PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at September 30, 1999 and 1998:

                                               1999               1998
                                            ---------          ---------
       Office furniture                    $  528,753         $  503,069
       Computer software & equipment          173,951            162,395
       Production equipment                   950,962            944,397
       Leasehold improvements                 380,827            369,810
       Capital Lease                          528,727            528,723
                                            ---------          ---------
              Total                        $2,563,220         $2,508,394
                                            =========          =========

  The Capital Lease is for approximately $529,000 in computer software and equipment acquired under capital leases in fiscal 1997 and 1996. Amortization of the lease of approximately $131,000, $176,000, and $203,000 is included in depreciation and amortization of property and equipment expense for the fiscal years ended September 30, 1999, 1998 and 1997, respectively.

  6.  NOTES PAYABLE AND CAPITAL LEASE OBLIGATION

  Note Payable

  During 1999 the Company issued a $124,000 non-interest bearing, uncollateralized note payable in exchange for comedy material rights. This note requires monthly payments of $2,778 through December 2, 2001 and monthly payments of $1,000 thereafter through December 2, 2003.

  Future minimum payments associated with this note payable as of September 30, 1999 are as follows:


       2000                            $    33,333
       2001                                 33,333
       2002                                 17,334
       2003                                 12,000
       2004                                  3,000
                                        ----------
       Future minimum note payments    $    99,000
                                        ==========


  Capital Lease Obligation

  In May 1996, the Company entered into a capital lease agreement for the financing of the upgrade of its computer hardware and software systems. The total cost of the project as of September 30, 1998, is approximately $529,000. The lease was backed by a $200,000 letter of credit until February 28, 1999, at which time it was determined unnecessary for the remaining term of the lease. The lease term of three years expired, in part, in May, 1999 and was extended for a period of twelve months with the option to purchase the equipment for $1 at the end of the extended term. The remainder of the lease will expire in November, 1999, at which time the Company has the option to purchase this portion of the equipment at its fair market value.


  Future minimum lease payments under the lease as of September 30, 1999 are as follows:

       2000                                         $  6,478
                                                     -------
       Total minimum lease payments                    6,478

       Less amount representing interest              (3,276)
                                                     -------
       Net present value of current
        minimum lease payments                      $  3,202
                                                     =======


  The Company expensed $3,971, $15,963, and $25,871 of interest on notes payable and capital lease obligations during 1999, 1998, and 1997, respectively.

  7.  COMMITMENTS AND CONTINGENCIES

  Leases

  The Company leases its facilities under a ten year lease which began July 15, 1993. The lease may be extended at the Company's option for two additional five-year terms. The first five year term rental rate is based on a fixed amount per square foot which is approximately a 6.3% increase over the 2003 year rental rate. The second five year term is subject to rental adjustments based on a formula related to fair market rental. The Company has subleased a portion of its facility through July, 2003. Future minimum rental revenue from the sublease agreement is $630,000.

  Future minimum lease payments under operating leases with initial lease terms in excess of one year are as follows:


       2000                             $   326,508
       2001                                 326,508
       2002                                 326,508
       2003                                 299,299
                                         ----------
       Future minimum lease payments    $ 1,278,823
                                         ==========

  Rent expense under operating leases was $285,345, $287,852, and $261,663 for 1999, 1998, and 1997, respectively.

  Employment Agreements

  Effective May 31, 1999, the Company entered into a thirty-eight month employment contract with an executive officer and director of the Company which provides for a base annual salary of $150,000 and eligibility to participate in the Company's Bonus Plan.

  The Company has consulting agreements with certain members and a former
  member of  the  Board of  Directors.   The  compensation  expensed  was
  $86,900, $120,000, and $180,000 in 1999, 1998 and 1997, respectively.

  Commitments  for  future  salaries  under  employment  agreements   and
  consulting agreements are as follows:


       2000                                  $  236,267
       2001                                     171,600
       2002                                     146,600
       2003                                      21,600
       2004                                      16,200
                                              ---------
       Total employment &
       consulting commitments                $  592,267
                                              =========

  Legal Proceedings

  On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. The RIAA alleged substantial damages in the amount of $76,000,000 and stated that it would consider a pre-complaint settlement. Settlement discussions then ensued and are continuing. On June 30, 1998 the Company and its counsel met with RIAA and its counsel. At this meeting the RIAA made a demand for $3 million to settle the dispute. In September, 1998 mediation was undertaken with no settlement resulting.

  Thus far no discovery has been undertaken. The Company believes that it has a meritorious defense to many of the claims asserted, but it is possible that it will not prevail if the matter is brought to litigation. Any significant cash amount paid in settlement or awarded in judgment would likely have an adverse effect on the Company.

  The Company recorded a reserve for possible loss of $385,000 on the terms of its latest settlement offer based on annual payments of $50,000 over a period of eleven years. The recorded reserve reflects a discount of the settlement offer using a discount rate of 8% per annum. During 1999 the Company accrued interest in the amount of $20,100 through June 30, 1999.

  As the RIAA has rejected the most recent settlement offer with no counter offer, the Company will not continue to accrue any additional provision for settlement of the dispute, nor will it continue to accrue legal costs related to the matter, however, it is management's opinion that the accrual balance is a "best estimate" based on current circumstances.


  8.  INCOME TAXES

  Differences between the statutory federal income tax rate and the effective rate for the years ended September 30, 1999, 1998 and 1997 are as follows:

                                        1999          1998           1997
                                        ----          -----          ----
       Income tax provision at
         statutory rate                (35.0%)       (35.0%)        (35.0%)
       Effect of graduated tax rates     1.0           1.0            1.0
       Operating losses with no
         current tax benefit               -          34.0           32.5
       Change in beginning of
       the year valuation allowance     32.5          19.71           -
       Other                             1.5           -              1.5
                                        ----          -----          ----
                                         0.0%         19.71%         (0.0%)
                                        ====          =====          ====

  The Company has net operating loss carryforwards of approximately $1,332,000 available to offset future taxable income expiring in 2008 through 2011. A valuation allowance of approximately $740,000 has been provided to reduce the net deferred tax asset to zero because it is likely that the tax asset will not be realized. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

  Additionally, in conjunction with the Alternative Minimum Tax ("AMT") rules, at September 30, 1999 the Company has available AMT carryforwards for tax purposes of approximately $23,000, which may be used indefinitely to reduce regular federal income taxes.

  The components of the net deferred income tax asset at September 30, 1999, and 1998 are as follows:

                                          1999         1998
                                         -------      -------
         Bad debt                       $ 35,000     $ 80,699
         Depreciable assets                5,950       (3,323)
         Inventory valuation allowance    90,491      116,600
         Net operating loss
           carryforwards                 466,373      521,411
         Provision for settlement
          of RIAA dispute                141,785      130,900
                                         -------      -------
         Total deferred tax asset        739,599      846,287
         Valuation allowance             739,599      846,287
                                         -------      -------
         Net deferred tax asset         $      -     $      -
                                         =======      =======

  The components of the income tax expense (benefit) are as follows:

                                   1999        1998        1997
                                  -----      -------      -----
       Current                   $    -     $      -     $    -
       Deferred                       -            -          -
       Change in beginning of
         the year balance of
         the valuation for
         deferred tax assets
         allocated to income
         tax expense                  -      128,130          -
                                  -----      -------      -----
                                 $    -     $128,130     $    -
                                  =====      =======      =====

  No income tax payments were necessary in fiscal 1999, 1998 and 1997 due to the Company's net operating loss position.

  9.  EARNINGS PER SHARE

  In February, 1997, FASB issued SFAS No. 128, "Earnings per Share", effective for periods ending after December 15, 1997. Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. All prior period loss per share amounts have been restated in accordance with SFAS No. 128.

  The following table provides a reconciliation between basic and diluted loss per share, in accordance with SFAS No. 128:

                                                Fiscal Year Ended
                                                  September 30
                                          1999        1998          1997
                                       ---------   ---------     ---------
       Net Loss                       $  (12,470) $ (778,052)   $ (827,345)
       Weighted Average Number of
        Shares Outstanding
          Basic                        2,483,193   2,483,193     2,496,210
        Dilutive effect of common
         stock equivalents                     -           -             -
          Diluted                      2,483,193   2,483,193     2,496,210
                                       ---------   ---------     ---------
       Loss Per Share:
          Basic and Diluted Loss      $    (0.01) $    (0.31)   $    (0.33)
                                       =========   =========     =========

  10.  ROYALTY AND SALES REPRESENTATION AGREEMENTS

  The Company has certain distribution arrangements with independent sales agents worldwide. Fees included in commission expense under these arrangements were $550,000, $804,000, and $929,000 in 1999, 1998 and 1997, respectively.

  11.  STOCKHOLDERS'  EQUITY

  Stock Options

  On December 3, 1991, the Board of Directors approved a Long Term Incentive Plan (the "Plan") which provides for grants of Incentive Stock Options to selected employees and for grants of Nonqualified Stock Options to any persons who, in the opinion of the Board of Directors, perform significant services on behalf of the Company. Each member of the Compensation Committee who was not an employee or full-time consultant of the Company was automatically granted in December of each year, commencing in 1991, for five years (but only for so long as he or she remained a member of the Compensation Committee), a Nonqualified Stock Option for 2,500 shares. The maximum number of shares which may be issued pursuant to the exercise of options under the Plan was 187,500 shares. Effective October 28, 1993, the Board of Directors approved an amendment to the Plan which increased the total number of shares which may be issued to 250,000 shares of common stock. The Board of Directors approved an amendment to the Plan, effective July 2, 1999, which increased the total number of shares which may be issued to 350,000 shares of common stock and provided for Employee Incentive Options based upon an employee's length of employment.

  The option price of Incentive Stock Options is not less than the fair market value of the common stock at the date of grant. All outstanding Incentive Stock Options vest over a period of five years from the date of grant at a rate of 20% upon grant, 35% after year one, 50% after year two, 65% after year three, 80% after year four and 100% after year five.

  The option prices of outstanding Nonqualified Stock Options range from $.75 to $1.20 per share. All outstanding Nonqualified Stock Options are 20% vested upon grant, 50% vested after year one, and 100% vested after two years.

  Employee Incentive Options are granted based on the employee's length of employment at an option price not less than the fair market value of the common stock at the date of grant. All Employee Incentive Options are 100% vested upon grant.


  Option information for the fiscal years ended September 30, 1999,  1998 and 1997:

                                                               Weighted Avg.
                              Number of       Price              Price Per
                               Shares       Per Share              Share
                               --------  ----------------          ------
  Options outstanding at
  October 1, 1996              235,000   $1.0625 - $2.50           1.1690
     Granted                    25,000        $.625                0.6250
     Exercised                       -           -
     Forfeited                 (60,000)    $.625 - $1.125          1.0573
                               -------
  Options outstanding at
  September 30, 1997           200,000   $1.0625 - $2.50           1.1345
     Granted                    15,000        $.355                0.3550
     Exercised                       -           -
     Forfeited                 (10,000)       $.625                0.6250
                               -------
  Options outstanding at
  September 30, 1998           205,000     $.355 - $2.50           1.1023
     Granted                   146,500     $.515 - $.75             .7199
     Exercised                       -           -
     Forfeited                 (12,500)        $1.20               1.2000
                               -------
  Options outstanding at
  September 30, 1999           339,000     $.355 - $2.50            .9335
                               =======

  Options exercisable at
  September 30, 1999           199,000     $.355 - $2.50           1.0248

  The weighted average remaining contractual life of the stock options outstanding at September 30, 1999 is 8.0 years.

  At September 30,  1999 the  Company has reserved  a total  of   350,000
  shares of common stock for exercise of stock options.

  The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option and award plan. During 1999, 1998, and 1997 the exercise price of each option granted was greater than or equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized under this plan. For the fiscal years ended 1999, 1998 and 1997, the net loss on a proforma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," would have been $22,244, $779,379 and $834,845, respectively and would have resulted in no difference in reported net loss per share.

  The estimated weighted average grant date fair value of options granted during fiscal years 1999, 1998 and 1997 using the Black-Scholes Model were $.3949, $.2110 and $.3252 per share, respectively. For purposes of determining fair value of each option, the Company used the minimum value method using the following assumptions:

                                   1999      1998      1997
                                   ----      ----      ----
       Risk-free interest rate      6.0 %    5.34 %    6.75 %

       Expected life  (years)       10       10         9