Form 10QSB
period 1999-12-31
TM CENTURY INC
filed 2000-02-09
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended: December 31, 1999



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

   The number of issuer's shares of Common Stock outstanding as of December 31, 1999 was 2,483,193.

   Transitional Small Business Disclosure Format (check one):Yes__ No  X

                                   TM Century, Inc.
                                    Balance Sheets
              As of December 31, 1999 (Unaudited) and September 30, 1999
                                        ASSETS

                                                                  December 31, 1999   September 30, 1999
                                                                  __________________  __________________
   CURRENT ASSETS
     Cash                                                         $         463,596   $         354,332
     Accounts receivable less allowance for doubtful
      accounts of $103,693 and $100,000 respectively                        655,111             721,538
     Inventories, net of allowances for obsolescence of $258,545            449,521             446,279
     Prepaid expenses                                                        42,037              31,277
                                                                  __________________  __________________
           TOTAL CURRENT ASSETS                                           1,610,265           1,553,426

   PROPERTY AND EQUIPMENT                                                 2,612,374           2,563,220
     Less accumulated depreciation and amortization                      (2,163,851)         (2,116,116)
                                                                  __________________  __________________
           NET PROPERTY AND EQUIPMENT                                       448,523             447,104

   PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
     of $1,668,974 and $1,630,071 respectively                              339,947             324,094
   COMEDY MATERIAL RIGHTS, net of accumulated amortization
     of $24,800 and $18,600 respectively                                     99,200             105,400
   OTHER ASSETS                                                              19,866              19,316
                                                                  __________________  __________________
     TOTAL ASSETS                                                 $       2,517,801   $       2,449,340
                                                                  ==================  ==================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts payable                                             $          68,040   $          63,508
     Accrued expenses                                                       183,509             196,978
     Current portion of obligation under capital lease                            0               3,202
     Current portion of note payable                                         33,333              33,333
     Deferred revenue                                                       103,047             127,382
     Customer deposits                                                       32,919              37,623
                                                                  __________________  __________________
           TOTAL CURRENT LIABILITIES                                        420,848             462,026

   NOTE PAYABLE, less current portion                                        57,334              65,667
   CUSTOMER DEPOSITS - NONCURRENT                                           126,723              99,114
   ACCRUED SETTLEMENT FOR RIAA DISPUTE                                      405,100             405,100
                                                                  __________________  __________________
           TOTAL LIABILITIES                                              1,010,005           1,031,907

   STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized 7,500,000 shares;              29,705              29,705
     2,970,481 shares issued; and 2,483,193 shares outstanding
     Additional paid-in capital                                           2,275,272           2,275,272
     Treasury stock - at cost, 487,288 shares                            (1,291,227)         (1,291,227)
     Retained earnings                                                      494,046             403,683
                                                                  __________________  __________________
           TOTAL STOCKHOLDERS' EQUITY                                     1,507,796           1,417,433
                                                                  __________________  __________________
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $       2,517,801   $       2,449,340
                                                                  ==================  ==================

                      See notes to interim financial statements

                                 TM Century, Inc.
              Statements of Operations and Retained Earnings (Unaudited)
                 For the Three Months Ended December 31, 1999 and 1998


                                                                      1999           1998
                                                                 ______________  ______________
   REVENUES                                                      $   1,601,890   $   1,489,768
     Less  Commissions                                                 284,483         287,021
                                                                 ______________  ______________
       NET REVENUES                                                  1,317,407       1,202,747

   COSTS AND EXPENSES
     Production, Programming, and Technical Costs                      482,322         518,261
     General and Administrative Costs                                  469,142         558,650
     Selling Costs                                                     226,411         173,217
     Depreciation and Amortization of Property and Equipment            47,735          81,000
     Reduction in Carrying Value of Inventories                              0           6,000
                                                                 ______________  ______________
       TOTAL                                                         1,225,610       1,337,128
                                                                 ______________  ______________
   OPERATING INCOME (LOSS)                                              91,797        (134,381)

   OTHER INCOME (EXPENSE)
     Other (Expense) Income, net                                        (1,388)          1,551
     Interest expense                                                      (46)         (2,051)
                                                                 ______________  ______________
       TOTAL                                                            (1,434)           (500)
                                                                 ______________  ______________
   NET INCOME (LOSS)                                                    90,363        (134,881)

   RETAINED EARNINGS, BEGINNING OF PERIOD                              403,683         416,153
                                                                 ______________  ______________
   RETAINED EARNINGS, END OF PERIOD                              $     494,046   $     281,272
                                                                 ==============  ==============
   BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE              $        0.04   $       (0.05)
                                                                 ==============  ==============
   WEIGHTED AVERAGE NUMBER OF BASIC AND
     DILUTED COMMON SHARES OUTSTANDING                               2,483,193       2,483,193
                                                                 ==============  ==============


         See notes to interim financial statements

                                   TM Century, Inc.
                         Statements of Cash Flows (Unaudited)
                 For the Three Months Ended December 31, 1999 and 1998

                                                                              1999          1998
                                                                          ____________  ____________
   OPERATING ACTIVITIES
        Net income (loss)                                                 $    90,363   $  (134,881)
        Adjustments to reconcile net income to
        net cash provided by operating activities
               Depreciation and amortization of property and equipment         47,735        81,000
               Amortization                                                    45,104        64,444
               Provision for doubtful accounts                                  3,693        (4,530)
               Reduction in carrying value of inventories                           0         6,000
   Increase (decrease) in cash from changes in operating assets and liabilities:
               Accounts receivable                                             62,734        97,088
               Inventories                                                     (3,242)       30,453
               Product development costs                                      (54,757)      (31,869)
               Prepaid expenses                                               (10,760)      (11,572)
               Other assets                                                      (550)            0
               Accounts payable and accrued expenses                           (8,937)      (92,636)
               Deferred revenue                                               (24,335)       29,415
               Customer deposits                                               22,905         2,760
                                                                          ____________  ____________
        NET CASH PROVIDED BY OPERATING ACTIVITIES                             169,953        35,672

   INVESTING ACTIVITIES
        Purchases of property and equipment                                   (49,154)      (51,765)
                                                                          ____________  ____________
        NET CASH USED BY INVESTING ACTIVITIES                                 (49,154)      (51,765)

   FINANCING ACTIVITIES
        Principal payments on note payable                                     (8,333)            0
        Principal payments on capital lease obligations                        (3,202)      (46,463)
                                                                          ____________  ____________
        NET CASH USED BY FINANCING ACTIVITIES                                 (11,535)      (46,463)
                                                                          ____________  ____________

   NET INCREASE (DECREASE) IN CASH                                            109,264       (62,556)

   CASH AT BEGINNING OF PERIOD                                                354,332       348,957
                                                                          ____________  ____________

   CASH AT END OF PERIOD                                                  $   463,596   $   286,401
                                                                          ============  ============


   Supplemental disclosures of cash flow information:

         Cash paid for interest                                           $        46   $     2,051
                                                                          ============  ============

              See notes to interim financial statements

                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                        DECEMBER 31, 1999 AND 1998

   1.  BASIS OF PRESENTATION

   The interim financial statements of TM Century, Inc. (the "Company") at December 31, 1999, and for the three months ended December 31, 1999 and 1998, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1999 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1999. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 1999 presentation.

   The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended December 31, 1999 are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

   As of September 30, 1999, the Company had net operating loss carryforwards of approximately $1.3 million expiring in 2008 through 2011 available to offset future taxable income.

   3.  LONG-TERM DEBT

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

   4.  EARNINGS PER SHARE

   Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. There are no dilutive common stock equivalents for the three months ended December 31, 1999 and 1998.

   The following table provides a reconciliation between basic and diluted earnings per share:

                                                           Three Months Ended
                                                               December 31
                                                       __________________________
                                                             1999         1998
                                                            ______       ______
   Net Income (Loss)                                   $     90,363  $  (134,881)

   Weighted Average Number of Shares Outstanding
         Basic                                            2,483,193    2,483,193
         Dilutive effect of common stock equivalents              0            0
                                                       ____________  ____________
         Diluted                                          2,483,193    2,483,193

         Earnings Per Share:
         Basic and Diluted Net Loss                    $       0.04  $    ( 0.05)
                                                       ============  ============

   5.  LEGAL PROCEEDINGS

   On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. ("RIAA") alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. The RIAA alleged substantial damages in the amount of $76,000,000 and stated that it would consider a pre-complaint settlement. Settlement discussions then ensued and are continuing. On June 30, 1998 the Company and its counsel met with RIAA and its counsel. At this meeting the RIAA made a demand for $3 million to settle the dispute. In September, 1998 mediation was undertaken with no settlement resulting.

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

                             TM CENTURY, INC.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

               FINANCIAL CONDITION AND RESULTS OF OPERATION

   TM Century, Inc. (the "Company") is engaged primarily in the creation, production, marketing, and worldwide distribution of compact disc music libraries, production libraries, comedy services, station identification jingles and commercials for broadcast media use.

   TM Century's clients include radio and television stations; radio, television, satellite and Internet networks; web sites and portals; the American Forces Radio Network; numerous advertising agencies and commercial businesses.

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

   When used in this Quarterly Report, words such as "believes", "expects", "intends", "plans", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

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

   During the quarter ended December 31, 1999, approximately $49,000 was spent for the purchase of property and equipment, primarily associated with upgrades of production equipment. Expenditures for product development for the quarter were approximately $55,000. Funds for operating needs, new product development, and capital expenditures for the period were provided from cash reserves and operations of the Company. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $185,000 in fiscal 2000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 2000. The Company has no other significant commitments for capital expenditures in fiscal 2000.


   RESULTS OF CONTINUING OPERATIONS

   Comparison of the Three-Month Periods Ended December 31, 1998 and 1999
   ______________________________________________________________________

   In the three-month period ended December 31, 1999 revenue increased $112,000 or 7.5% as compared to the same period for the previous year. Advertising revenues from barter sales of music services and production libraries were responsible for a $178,000 increase in gross revenues. Jingle revenue increased $39,000 or 14% over the three months ended December 31, 1998. These increases were offset by decreases in HitDisc and GoldDisc revenues of $76,000.

   Revenues of weekly HitDisc and GoldDisc music services decreased $55,000 and $21,000 respectively, or 19% as compared to the same period in the previous year. The decrease in compact disc music library revenues was due to a decrease in weekly and recurrent music sales for domestic and international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $109,000, or 38.8%. Increases in production library revenue is due to the continuing increase in advertising/barter arrangements for the Company's sales and imaging libraries. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites, and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

   Revenues for Jingles increased $39,000 or 14 % primarily due to an increase in demand for domestic syndicated and custom Jingles compared to the same quarter last year.

   Commissions decreased $2,500 as a result of decreases in commissioned international sales of $67,000 offset by a $64,500 increase in advertising commissions.

   Production, programming and technical costs decreased $36,000 or 6.9%, and as a percentage of revenue decreased from 34.8% to 30.11%. The decrease in costs was primarily due to reduced amortization related to product development costs for production libraries.

   General and administrative costs decreased $90,000 or 16% as a result of the Company's continued efforts in reducing operating expenses. These efforts included subleasing a portion of the Company's office space, restructuring management salaries and reducing the amount of bad debt expense by continuing an aggressive collection policy toward accounts receivable.

   Selling costs increased $53,000 or 30.7%, and as a percentage of revenues increased from 11.6% to 14.1%. The increase in expenses is due to an increase in sales salaries as a result of changes in sales force and in-house commission plans.

   Depreciation and amortization of property and equipment decreased $33,000 or 41%, primarily due to more depreciable assets nearing the end of their depreciable years.

                        PART II. OTHER INFORMATION

   Item 1. Legal proceedings

   On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. ("RIAA") alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. The RIAA alleged substantial damages in the amount of $76,000,000 and stated that it would consider a pre-complaint settlement. Settlement discussions then ensued and are continuing. On June 30, 1998 the Company and its counsel met with RIAA and its counsel. At this meeting the RIAA made a demand for $3 million to settle the dispute. In September, 1998 mediation was undertaken with no settlement resulting.

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

   Item 5. Other information - Not applicable.

   Item 6. Exhibits and Reports on Form 8-K - Not applicable

   (a) Exhibits
   10. Material Contracts:  None.
   27.1   Financial Data Schedule

   (b) Reports on Form 8-K
   No reports on Form 8-K were filed by the Company during the three month period ending December 31, 1999.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated:

                                      TM CENTURY, INC.


                                      BY:/s/Teri R.S. James
                                      Teri R.S. James
                                      Vice President of Finance
                                      (Principal Accounting Officer)


                                      BY:/s/R. David Graupner
                                      R. David Graupner
                                      Chief Executive Officer
                                      (Principal Executive Officer)