Form 10QSB
period 2000-03-31
TM CENTURY INC
filed 2000-05-11
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended: March  31, 2000



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

   The number of issuer's shares of Common Stock outstanding as of March 31, 2000 was 2,483,193.

   Transitional Small Business Disclosure Format (check one): Yes___  No X

                                   TM Century, Inc.
                                    Balance Sheets
                As of March 31, 2000 (Unaudited) and September 30, 1999
                                        ASSETS

                                                                  March 31,2000     September 30,1999
                                                                  _____________     _________________
   CURRENT ASSETS
      Cash and Cash Equivalents                                    $      1,149          $    354,332
      Accounts receivable less allowance for doubtful accounts
        of $102,398 and $100,000 respectively                           640,676               721,538
      Inventories, net of allowance for obsolescence of $258,545        444,738               446,279
      Prepaid expenses                                                   20,093                31,277
                                                                   ____________          ____________
            TOTAL CURRENT ASSETS                                      1,636,656             1,553,426

   PROPERTY AND EQUIPMENT                                             2,647,002             2,563,220
      Less accumulated depreciation and amortization                 (2,196,012)           (2,116,116)
                                                                   ____________          ____________
            NET PROPERTY AND EQUIPMENT                                  450,990               447,104

   PRODUCT DEVELOPMENT COSTS, net of accumulated
      amortization of $1,709,961 and $1,630,071 respectively            357,876               324,094
   COMEDY MATERIAL RIGHTS, net of accumulated amortization
      of $31,000 and $18,600 respectively                                93,000               105,400
   OTHER ASSETS                                                          19,866                19,316
                                                                   ____________          ____________
      TOTAL ASSETS                                                 $  2,558,388          $  2,449,340
                                                                   ============          ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                             $     55,168          $     63,508
      Accrued expenses                                                  153,960               196,978
      Current portion of obligation under capital lease                       0                 3,202
      Current portion of note payable                                    33,333                33,333
      Deferred revenue                                                  123,215               127,382
      Customer deposits                                                  33,307                37,623
                                                                   ____________          ____________
            TOTAL CURRENT LIABILITIES                                   398,983               462,026

   NOTE PAYABLE, less current portion                                    49,000                65,667
   CUSTOMER DEPOSITS - NONCURRENT                                       138,080                99,114
   ACCRUED SETTLEMENT FOR RIAA DISPUTE                                  405,100               405,100
                                                                   ____________          ____________
            TOTAL LIABILITIES                                           991,163             1,031,907

   STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; authorized 7,500,000 shares;         29,705                29,705
        2,970,481 shares issued; and 2,483,193 shares outstanding
      Additional paid-in capital                                      2,275,272             2,275,272
      Treasury stock - at cost, 487,288 shares                       (1,291,227)           (1,291,227)
      Retained earnings                                                 553,475               403,683
                                                                   ____________          ____________
            TOTAL STOCKHOLDERS' EQUITY                                1,567,225             1,417,433

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  2,558,388          $  2,449,340
                                                                   ============          ============

                 See notes to interim financial statements

                                   TM Century, Inc.
              Statements of Operations and Retained Earnings (Unaudited)
                  For the Three Months Ended March 31, 2000 and 1999


                                                                   2000          1999
                                                                ___________   ___________
   REVENUES                                                     $ 1,684,901   $ 1,532,959
     Less  Commissions                                              341,771       299,908
                                                                ___________   ___________
      NET REVENUES                                                1,343,130     1,233,051

   COSTS AND EXPENSES
     Production, Programming, and Technical Costs                   474,965       585,316
     General and Administrative Costs                               499,842       569,001
     Selling Costs                                                  272,340       164,307
     Depreciation and Amortization of Property and Equipment         40,161        78,030
     Reduction in Carrying Value of Inventories                           0         6,000
                                                                ___________   ___________
      TOTAL                                                       1,287,308     1,402,654

   OPERATING INCOME (LOSS)                                           55,822      (169,603)

   OTHER INCOME (EXPENSE)
     Interest income                                                  2,526           454
     Other (expense) income, net                                      1,081       (16,791)
                                                                ___________   ___________
      TOTAL                                                           3,607       (16,337)

   NET INCOME (LOSS)                                                 59,429      (185,940)
                                                                ___________   ___________

   RETAINED EARNINGS, BEGINNING OF PERIOD                       $   494,046   $   281,272
                                                                ___________   ___________
   RETAINED EARNINGS, END OF PERIOD                             $   553,475   $    95,332
                                                                ===========   ===========
   BASIC INCOME (LOSS) PER COMMON SHARE                         $      0.02   $     (0.07)
                                                                ===========   ===========
   DILUTED INCOME (LOSS) PER COMMON SHARE                       $      0.02   $     (0.07)
                                                                ===========   ===========

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     2,483,193     2,483,193
                                                                ===========   ===========
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
     ASSUMING DILUTION                                            2,693,446          N/A
                                                                ===========   ===========

             See notes to interim financial statements

                                   TM Century, Inc.
              Statements of Operations and Retained Earnings (Unaudited)
                   For the Six Months Ended March 31, 2000 and 1999



                                                                    2000           1999
                                                                 ___________   ___________
   REVENUES                                                      $ 3,286,791   $ 3,022,727
     Less  Commissions                                               626,254       586,929
                                                                 ___________   ___________
      NET REVENUES                                                 2,660,537     2,435,798

   COSTS AND EXPENSES
     Production, Programming, and Technical Costs                    957,287     1,103,577
     General and Administrative Costs                                968,983     1,127,651
     Selling Costs                                                   498,751       337,524
     Depreciation and Amortization of Property and Equipment          87,896       159,030
     Reduction in Carrying Value of Inventories                            0        12,000
                                                                 ___________   ___________
      TOTAL                                                        2,512,917     2,739,782

   OPERATING INCOME (LOSS)                                           147,620      (303,984)

   OTHER INCOME (EXPENSE)
     Interest income                                                   1,138         2,004
     Other (expense) income, net                                       1,034       (18,841)
                                                                 ___________   ___________
      TOTAL                                                            2,172       (16,837)

   NET INCOME (LOSS)                                                 149,792      (320,821)


   RETAINED EARNINGS, BEGINNING OF PERIOD                            403,683       416,153
                                                                 ___________   ___________

   RETAINED EARNINGS, END OF PERIOD                              $   553,475   $    95,332
                                                                 ===========   ===========
   BASIC INCOME(LOSS)PER COMMON SHARE                            $      0.06   $    (0.13)
                                                                 ===========   ===========
   DILUTED INCOME (LOSS) PER COMMON SHARE                        $      0.06   $    (0.13)
                                                                 ===========   ===========

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      2,483,193     2,483,193
                                                                 ===========   ===========
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
     ASSUMING DILUTION                                             2,691,431           N/A
                                                                 ===========   ===========

                  See notes to interim financial statements

                                  TM Century, Inc.
                         Statement of Cash Flows (Unaudited)
                  For the Six Months Ended March 31, 2000 and 1999

                                                                            2000          1999
                                                                        ___________    ___________
   OPERATING ACTIVITIES
        Net income (loss)                                               $   149,792     $ (320,821)
        Adjustments to reconcile net income (loss) to
        net cash provided by operating activities
               Depreciation and amortization of property and equipment       87,896        159,030
               Amortization                                                  92,290        119,547
               Provision for settlement of RIAA dispute                           0         15,554
               Provision for doubtful accounts                                2,398        (36,150)
               Reduction in carrying value of inventories                         0         12,000
   Increase (decrease) in cash from changes in
   operating assets and liabilities:
               Accounts receivable                                           78,463        192,231
               Inventories                                                    1,541         20,874
               Product development costs                                   (113,672)       (67,825)
               Prepaid expenses                                              11,184          3,482
               Other assets                                                    (550)             0
               Accounts payable and accrued expenses                        (51,358)       (61,786)
               Deferred revenue                                              (4,167)        (9,229)
               Customer deposits                                             34,650          9,833
                                                                        ___________    ___________
        NET CASH PROVIDED BY OPERATING ACTIVITIES                           288,467         36,740

   INVESTING ACTIVITIES
        Purchases of property and equipment                                 (91,782)       (53,134)
                                                                        ___________    ___________
        NET CASH USED BY INVESTING ACTIVITIES                               (91,782)       (53,134)

   FINANCING ACTIVITIES
        Principal payments on note payable                                  (16,666)        (8,334)
        Principal payments on capital lease obligations                      (3,202)       (93,741)
                                                                        ___________    ___________
        NET CASH USED BY FINANCING ACTIVITIES                               (19,868)      (102,075)
                                                                        ___________    ___________
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     176,817       (118,469)

   CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         354,332        348,957
                                                                        ___________    ___________
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   531,149    $   230,488
                                                                        ===========    ===========

   Supplemental disclosures of cash flow information:

       Cash paid for interest                                           $        46    $     3,287
                                                                        ===========    ===========
       Non-cash investing and financing activities:
          Note payable incurred to purchase Comedy Service              $         0    $   124,000
                                                                        ===========    ===========

                See notes to interim financial statements

                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                          MARCH 31, 2000 AND 1999

   1.  BASIS OF PRESENTATION

   The interim financial statements of TM Century, Inc. (the "Company") at March 31, 2000, and for the three and six months ended March 31, 2000 and 1999, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1999, balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1999. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2000 presentation.

   The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended March 31, 2000, are not necessarily indicative of the results which can be expected for the entire fiscal year.


   2.  LONG-TERM DEBT

   Effective January 2, 1999, the Company purchased the remaining 50% interest of certain comedy material that was written and produced by an individual for broadcast by radio stations and marketed by the Company, resulting in the Company owning 100% of such Comedy Service. For consideration of the comedy material and the Company being able to use the individual's name in connection with promoting the Comedy Service for a period of five years, the Company agreed to pay to the individual a total of $124,000, payable over five years through December 2, 2003.


   3.  STOCK OPTION PLAN

   On March 20, 2000 the Board of Directors approved the 2000 Stock Option Plan (the "Plan") which provides for grants of Incentive Stock Options to selected employees and for grants of Nonqualified Stock Options to any persons who, in the opinion of the Board of Directors, perform significant services on behalf of the Company. The maximum number of shares which may be issued under the Plan was 350,000 shares.

   4.  EARNINGS PER SHARE

   Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. Stock options exercisable at March 31, 2000 had a dilutive effect on Earnings Per Share for the three and six month periods of 2000. No dilution is shown for the three and six months ended March 31, 1999 as the effect would be anti-dilutive for that period.

   The following  table  provides  a reconciliation  between  basic  and diluted earnings per share:

                                                         Three Months Ended             Six Months Ended
                                                              March 31                      March 31
                                                      _________________________    _________________________
                                                          2000          1999            2000         1999
                                                          ____          ____            ____         ____
   Net Income (Loss)                                  $    59,429   $  (185,940)   $   149,792   $  (320,821)

   Weighted Average Number of Shares Outstanding
         Basic                                          2,483,193     2,483,193      2,483,193     2,483,193
         Dilutive effect of common stock equivalents      210,253             0        208,238             0
                                                      ___________   ___________    ___________   ___________
         Diluted                                        2,693,446     2,483,193      2,691,431     2,483,193
   Earnings Per Share:
   Basic Net Income (Loss)                            $       .02   $     (0.07)   $       .06   $     (0.13)
                                                      ===========   ===========    ===========   ===========
   Diluted Net Income (Loss)                          $       .02   $     (0.07)   $       .06   $     (0.13)
                                                      ===========   ===========    ===========   ===========



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

   During the quarter ended March 31, 2000 approximately $43,000 was spent for the purchase of property and equipment, primarily associated with upgrades of computer hardware and the purchase of a replacement vehicle for product transport. Purchases of property and equipment for the same period in 1999 was $1,300. Expenditures for product development for the quarter were approximately $59,000 and $36,000 for 2000 and 1999, respectively. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves and operations of the Company. The Company generated cash flows from operations of approximately $288,000 and $37,000 during the six months ended March 31, 2000 and 1999, respectively. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $185,000 in fiscal 2000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 2000. The Company has no other significant commitments for capital expenditures in fiscal 2000.


   RESULTS OF CONTINUING OPERATIONS

   Comparison of the Three-Month Periods Ended March 31, 1999 and 2000
   ___________________________________________________________________

   Revenues increased approximately $152,000 or 10.0% in the three-month period ended March 31, 2000 as compared to the same period for the previous year. The revenue increase was primarily due to an increase in revenues for production libraries of $157,000, Comedy services of $72,000 and music services of $19,000. Offsetting these increases was a decrease in Jingle revenue of $101,000.

   Revenues of weekly HitDisc services decreased $14,000, while GoldDisc revenues rose $33,000, resulting in a net increase in music services revenue of 2.9% as compared to the same period of the previous year. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues.

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

   Production library revenues increased $157,000, or 50.1%. Increases in production library revenue is due to the substantial increase in advertising sales. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

   Jingles revenue decreased $101,000 or 27% over the same period in 1999 due to a combination of circumstances including reduced sales of both domestic and international jingles and a decrease in royalties revenue.

   Commissions increased $42,000 or 14.00%, and reflects the increase in barter revenue. As a percentage of revenues, commissions increased from 19.5% to 20.3% due to changes in the revenue structure where a greater percentage of revenue is on barter.

   Production, programming and technical costs decreased $110,000 or 18.8%, and as a percentage of revenue decreased from 38.2% to 28.2%. The decrease in costs is due to a combination of cost reduction efforts and staff reorganization which resulted in more efficient disc production.

   General  and  administrative  costs   decreased  $69,000  or   12.0%,
   reflecting a decrease in legal costs, salaries and benefits and facilities expenses.

   Selling costs increased $108,000 or 65.8%, and as a percentage of revenues increased from 10.7% to 16.2%. The increase in expenses was created by an increase in the international sales staff to facilitate direct international sales efforts, as well as the addition of sales staff members to allow a broadening of the domestic sales market.

   Depreciation and amortization of property and equipment decreased $38,000 or 48.5% and is primarily due to more depreciable assets nearing the end of their depreciable years.

   Comparison of the Six-Month Periods Ended March 31, 1999 and 2000
   _________________________________________________________________

   Revenues increased approximately $264,000 or 8.7% in the six-month period ended March 31, 2000 as compared to the same period for the previous year. The revenue increase was primarily due to an increase in revenues for production libraries of $265,000 and Comedy service of $110,000. Offsetting these increases were decreases in music services revenue of $57,000 and Jingles revenue of $63,000.

   Revenues of weekly HitDisc services decreased $70,000, while GoldDisc revenues increased $13,000, a net decrease of 3.9% as compared to the same period for the previous year. The decrease in compact disc music library revenues was primarily due to a decrease in weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $266,000, or 44.8%. Increases in production library revenue is due to the substantial increase in advertising sales. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

   Revenues  for  Jingles  decreased   approximately  $63,000  or   9.8%
   primarily because of a decrease in international jingle sales compared to the same six month period in fiscal 1999.

   Commissions increased $39,000 or 6.7%, and is a result of the increase in barter revenue, offset by the decrease in revenues derived from third party international representatives. As a percentage of revenues, commissions decreased from 19.4% to 19.0%.

   Production, programming and technical costs decreased $146,000 or 13.2%, reflecting cost reduction efforts and staff reorganization which resulted in more efficient disc production.

   General and administrative costs decreased $159,000 or 14.1% as a result of the Company's continued efforts in reducing operating expenses. These efforts include subleasing a portion of the Company's office space, restructuring management salaries and reducing the amount of bad debt expense by continuing an aggressive collection policy toward accounts receivable.

   Selling costs increased $161,000 or 47.8%, and as a percentage of revenues increased from 11.2% to 15.2%. The increase in expenses is due to an increase in sales salaries as a result of changes in sales force and in-house commission plans.


   Depreciation and amortization of property and equipment decreased $71,000 or 44.7% and is primarily due to more depreciable assets nearing the end of their depreciable years.

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

   Item 2. Changes in securities - Not applicable.

   Item 3. Defaults upon senior securities - Not applicable.

   Item 4. Submission of matters to a vote of security holders

   The holders of approximately 69.5% or 1,725,750 shares of the outstanding common stock of the Company, by written consent executed as of March 20, 2000 in accordance with Delaware law, (i) re-elected all five directors of the Company, Marjorie L. McIntyre, A. Ann Armstrong, Carol M. Long, Michael Cope and R. David Graupner, and
   (ii) approved an amendment to the Long-Term Performance Incentive Plan to accommodate the granting of options to a larger number of employees. The Company did not solicit proxies or consents in connection therewith.

   Item 5. Other information - Not applicable.

   Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits
   Material Contracts:
   10.1  TM Century, Inc. 2000 Stock Option Plan effective March 20, 2000.

   27.1   Financial Data Schedule

   (b) Reports on Form 8-K
   No reports on Form 8-K were filed by the Company during the three month period ending March 31, 2000.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: May 10, 2000

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