Form 10QSB/A
period 2000-03-31
TM CENTURY INC
filed 2000-08-07
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB/A

                                Amendment #1

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

                                   TM CENTURY, INC.
                                  Notes to Amendment

   This amendment is submitted to correct the presentation of the Balance Sheets As of March 31, 2000 (Unaudited) and September 20, 1999. The original submission contained an error in the Current Assets detail. This error did not affect the subtotals, totals or discussion related to the Balance Sheets.

                                   TM Century, Inc.
                                    Balance Sheets
                As of March 31, 2000 (Unaudited) and September 30, 1999
                                        ASSETS

                                                                  March 31,2000     September 30,1999
                                                                  _____________     _________________
   CURRENT ASSETS
      Cash and Cash Equivalents                                    $    531,149          $    354,332
      Accounts receivable less allowance for doubtful accounts
        of $102,398 and $100,000 respectively                           640,676               721,538
      Inventories, net of allowance for obsolescence of $258,545        444,738               446,279
      Prepaid expenses                                                   20,093                31,277
                                                                   ____________          ____________
            TOTAL CURRENT ASSETS                                      1,636,656             1,553,426

   PROPERTY AND EQUIPMENT                                             2,647,002             2,563,220
      Less accumulated depreciation and amortization                 (2,196,012)           (2,116,116)
                                                                   ____________          ____________
            NET PROPERTY AND EQUIPMENT                                  450,990               447,104

   PRODUCT DEVELOPMENT COSTS, net of accumulated
      amortization of $1,709,961 and $1,630,071 respectively            357,876               324,094
   COMEDY MATERIAL RIGHTS, net of accumulated amortization
      of $31,000 and $18,600 respectively                                93,000               105,400
   OTHER ASSETS                                                          19,866                19,316
                                                                   ____________          ____________
      TOTAL ASSETS                                                 $  2,558,388          $  2,449,340
                                                                   ============          ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
      Accounts payable                                             $     55,168          $     63,508
      Accrued expenses                                                  153,960               196,978
      Current portion of obligation under capital lease                       0                 3,202
      Current portion of note payable                                    33,333                33,333
      Deferred revenue                                                  123,215               127,382
      Customer deposits                                                  33,307                37,623
                                                                   ____________          ____________
            TOTAL CURRENT LIABILITIES                                   398,983               462,026

   NOTE PAYABLE, less current portion                                    49,000                65,667
   CUSTOMER DEPOSITS - NONCURRENT                                       138,080                99,114
   ACCRUED SETTLEMENT FOR RIAA DISPUTE                                  405,100               405,100
                                                                   ____________          ____________
            TOTAL LIABILITIES                                           991,163             1,031,907

   STOCKHOLDERS' EQUITY
      Common stock, $.01 par value; authorized 7,500,000 shares;         29,705                29,705
        2,970,481 shares issued; and 2,483,193 shares outstanding
      Additional paid-in capital                                      2,275,272             2,275,272
      Treasury stock - at cost, 487,288 shares                       (1,291,227)           (1,291,227)
      Retained earnings                                                 553,475               403,683
                                                                   ____________          ____________
            TOTAL STOCKHOLDERS' EQUITY                                1,567,225             1,417,433

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $  2,558,388          $  2,449,340
                                                                   ============          ============

                 See notes to interim financial statements

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: August 3, 2000

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