Form 10QSB
period 2000-06-30
TM CENTURY INC
filed 2000-08-11
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549


                                FORM 10-QSB



             X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                      SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended: June 30, 2000



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

   The number of issuer's shares of Common Stock outstanding as of June 30, 2000 was 2,483,193.

   Transitional Small Business Disclosure Format (check one): Yes___ No X

                                   TM Century, Inc.
                                    Balance Sheets
                As of June 30, 2000 (Unaudited) and September 30, 1999
                                        ASSETS

                                                                 June 30, 2000    September 30, 1999
                                                                ______________    __________________
   CURRENT ASSETS
     Cash and cash equivalents                                  $      521,251      $      354,332
     Accounts receivable less allowance for doubtful
     accounts of $101,592 and $100,000 respectively                    648,602             721,538
     Inventories, net of allowance for obsolescence of $258,545        456,665             446,279
     Prepaid expenses                                                   47,930              31,277
                                                                ______________      ______________
           TOTAL CURRENT ASSETS                                      1,674,448           1,553,426

   PROPERTY AND EQUIPMENT                                            2,686,595           2,563,220
     Less accumulated depreciation and amortization                 (2,229,704)         (2,116,116)
                                                                ______________      ______________
           NET PROPERTY AND EQUIPMENT                                  456,891             447,104

   PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
     of $1,753,678 and $1,630,071 respectively                         369,807             324,094
   COMEDY MATERIAL RIGHTS, net of accumulated amortization
     of $37,200 and $18,600 respectively                                86,800             105,400
   OTHER ASSETS                                                         19,866              19,316
                                                                ______________      ______________
     TOTAL ASSETS                                               $    2,607,812      $    2,449,340
                                                                ==============      ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts payable                                           $       52,582      $       63,508
     Accrued expenses                                                  134,853             196,978
     Current portion of obligation under capital lease                       0               3,202
     Current portion of note payable                                    33,333              33,333
     Deferred revenue                                                   80,088             127,382
     Customer deposits                                                  38,603              37,623
                                                                ______________      ______________
           TOTAL CURRENT LIABILITIES                                   339,459             462,026

   NOTE PAYABLE, less current portion                                   40,667              65,667
   CUSTOMER DEPOSITS - NONCURRENT                                      137,491              99,114
   ACCRUED SETTLEMENT FOR RIAA DISPUTE                                 405,100             405,100
                                                                ______________      ______________
           TOTAL LIABILITIES                                           922,717           1,031,907

   STOCKHOLDERS' EQUITY
     Common stock, $.01 par value; authorized 7,500,000 shares;         29,705              29,705
        2,970,481 shares issued; and 2,483,193 shares outstanding
     Additional paid-in capital                                      2,275,272           2,275,272
     Treasury stock - at cost, 487,288 shares                       (1,291,227)         (1,291,227)
     Retained earnings                                                 671,345             403,683
                                                                ______________      ______________
           TOTAL STOCKHOLDERS' EQUITY                                1,685,095           1,417,433
                                                                ______________      ______________

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    2,607,812      $    2,449,340
                                                                ==============      ==============

                       See notes to interim financial statements

                                  TM Century, Inc.
             Statements of Operations and Retained Earnings (Unaudited)
                  For the Three Months Ended June 30, 2000 and 1999


                                                                   2000           1999
                                                               ____________   ___________
   REVENUES                                                    $  1,764,987   $ 1,544,101
     Less  commissions                                              374,617       292,079
                                                               ____________   ___________
        NET REVENUES                                              1,390,370     1,252,022

   COSTS AND EXPENSES
     Production, programming, and technical costs                   479,544       488,662
     General and administrative costs                               514,864       537,589
     Selling costs                                                  247,736       162,330
     Depreciation and amortization of property and equipment         33,692        71,812
                                                               ____________   ___________
        TOTAL                                                     1,275,836     1,260,393
                                                               ____________   ___________
   OPERATING INCOME (LOSS)                                          114,534        (8,371)

   OTHER INCOME (EXPENSE)
     Interest income                                                  3,316            52
     Other (expense) income, net                                         20        (5,024)
                                                               ____________   ___________
        TOTAL                                                         3,336        (4,972)
                                                               ____________   ___________

   INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  117,870       (13,343)

   PROVISION FOR INCOME TAXES                                             0             0
                                                               ____________   ___________

   NET INCOME (LOSS)                                                117,870       (13,343)

   RETAINED EARNINGS, BEGINNING OF PERIOD                           553,475        95,332
                                                               ____________   ___________

   RETAINED EARNINGS, END OF PERIOD                            $    671,345   $    81,989
                                                               ============   ===========

   BASIC INCOME (LOSS) PER COMMON SHARE                        $        .05   $      (.01)
                                                               ============   ===========

   DILUTED INCOME (LOSS) PER COMMON SHARE                      $        .04   $      (.01)
                                                               ============   ===========

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     2,483,193     2,483,193
                                                               ============   ===========

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
   ASSUMING DILUTION                                              2,717,429           N/A
                                                               ============   ===========

                See notes to interim financial statements

                                  TM Century, Inc.
             Statements of Operations and Retained Earnings (Unaudited)
                  For the Nine Months Ended June 30, 2000 and 1999


                                                                   2000           1999
                                                               ____________   ___________
   REVENUES                                                    $  5,051,778   $ 4,566,828
     Less  commissions                                            1,000,871       879,009
                                                               ____________   ___________
        NET REVENUES                                              4,050,907     3,687,819

   COSTS AND EXPENSES
     Production, programming, and technical costs                 1,436,831     1,592,238
     General and administrative costs                             1,483,847     1,665,240
     Selling costs                                                  746,487       499,854
     Depreciation and amortization of property and equipment        121,588       230,843
     Reduction in carrying value of inventories                           0        12,000
                                                               ____________   ___________
        TOTAL                                                     3,788,753     4,000,175
                                                               ____________   ___________
   OPERATING INCOME (LOSS)                                          262,154      (312,356)

   OTHER INCOME (EXPENSE)
     Interest income                                                  4,454         2,057
     Other (expense) income, net                                      1,054       (23,865)
                                                               ____________   ___________
        TOTAL                                                         5,508       (21,808)
                                                               ____________   ___________

   INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                  267,662      (334,164)

   PROVISION FOR INCOME TAXES                                             0             0
                                                               ____________   ___________

   NET INCOME (LOSS)                                                267,662      (334,164)

   RETAINED EARNINGS, BEGINNING OF PERIOD                           403,683       416,153
                                                               ____________   ___________

   RETAINED EARNINGS, END OF PERIOD                            $    671,345   $    81,989
                                                               ============   ===========

   BASIC INCOME (LOSS) PER COMMON SHARE                        $        .11   $      (.13)
                                                               ============   ===========

   DILUTED INCOME (LOSS) PER COMMON SHARE                      $        .10   $      (.13)
                                                               ============   ===========

   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     2,483,193     2,483,193
                                                               ============   ===========
   WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
     ASSUMING DILUTION                                            2,706,076           N/A
                                                               ============   ===========

                See notes to interim financial statements

                                  TM Century, Inc.
                         Statement of Cash Flows (Unaudited)
                  For the Nine Months Ended June 30, 2000 and 1999

                                                                         2000          1999
                                                                      ___________   ___________
   OPERATING ACTIVITIES
        Net income (loss)                                             $   267,662   $  (334,164)
        Adjustments to reconcile net income (loss) to
        net cash provided by operating activities
            Depreciation and amortization of property and equipment       121,588       230,843
            Amortization                                                  142,207       133,797
            Provision for settlement of RIAA dispute                            0        20,100
            Provision for doubtful accounts                                 1,592       (50,332)
            Reduction in carrying value of inventories                          0        12,000
        Increase (decrease) in cash from changes in operating assets and liabilities:
            Accounts receivable                                            71,344       223,450
            Inventories                                                   (10,386)       27,480
            Product development costs                                    (169,320)      (92,505)
            Prepaid expenses                                              (16,653)       17,400
            Other assets                                                     (550)            0
            Accounts payable and accrued expenses                         (73,051)      (55,704)
            Deferred revenue                                              (47,294)      (32,960)
            Customer deposits                                              39,357        17,594
                                                                      ___________   ___________
        NET CASH PROVIDED BY OPERATING ACTIVITIES                         326,496       116,999

   INVESTING ACTIVITIES
        Purchases of property and equipment                              (131,375)      (86,923)
                                                                      ___________   ___________
        NET CASH USED BY INVESTING ACTIVITIES                            (131,375)      (86,923)

   FINANCING ACTIVITIES
        Principal payments on note payable                                (25,000)      (16,667)
        Principal payments on capital lease obligations                    (3,202)     (115,910)
                                                                      ___________   ___________
        NET CASH USED BY FINANCING ACTIVITIES                             (28,202)     (132,577)
                                                                      ___________   ___________
   NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   166,919      (102,501)

   CASH AND CASH EQUIVALENTS  AT BEGINNING OF PERIOD                      354,332       348,957
                                                                      ___________   ___________
   CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   521,251   $   246,456
                                                                      ===========   ===========

   Supplemental disclosures of cash flow information:

        Cash paid for interest                                        $        46   $     3,765
                                                                      ===========   ===========
        Non-cash investing and financing activities:
           Note payable incurred to purchase Comedy Service           $         0   $   124,000
                                                                      ===========   ===========

                                See notes to interim financial statements

                              TM CENTURY INC.

                   NOTES TO INTERIM FINANCIAL STATEMENTS

                          JUNE 30, 2000 AND 1999

   1.  BASIS OF PRESENTATION

   The interim financial statements of TM Century, Inc. (the "Company") at June 30, 2000, and for the three and nine months ended June 30, 2000 and 1999, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 1999, balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 1999. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2000 presentation.

   The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine months ended June 30, 2000, are not necessarily indicative of the results which can be expected for the entire fiscal year.


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

   The Company recorded a reserve for possible loss of $385,000 on the terms of its latest settlement offer based on annual payments of $50,000 over a period of eleven years. The recorded reserve reflects a discount of the settlement offer using a discount rate of 8% per annum. During 1999, the Company accrued interest in the amount of $20,100 through June 30, 1999.

   As the RIAA has rejected the most recent settlement offer with no counter offer, the Company will not continue to accrue any additional provision for settlement of the dispute, nor will it continue to accrue legal costs related to the matter, however, it is management's opinion that the accrual balance is a "best estimate" based on current circumstances.

   4.  EARNINGS PER SHARE

   Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. Stock options exercisable at June 30, 2000 had a dilutive effect on Earnings Per Share for the three and nine month periods ending June 30, 2000. No dilution is shown for the three and nine months ended June 30, 1999 as the effect would be anti-dilutive for those periods.

   The following table provides a reconciliation between basic and diluted earnings per share:

                                                        Three Months Ended          Nine Months Ended
                                                               June 30                   June 30
                                                      _______________________    _______________________

                                                           2000       1999           2000         1999
                                                           ____       ____           ____         ____

   Net Income (Loss)                                  $  117,870   $  (13,343)   $  267,662   $ (334,164)

   Weighted Average Number of Shares Outstanding
         Basic                                         2,483,193    2,483,193     2,483,193    2,483,193
         Dilutive effect of common stock equivalents     234,236            0       222,883            0
                                                      __________   __________    __________   __________
         Diluted                                       2,717,429    2,483,193     2,706,076    2,483,193

   Earnings Per Share:
         Basic Net Income (Loss)                      $      .05   $    (0.01)   $      .11   $    (0.13)
                                                      ==========   ==========    ==========   ==========
         Diluted Net Income (Loss)                    $      .04   $    (0.01)   $      .10   $    (0.13)
                                                      ==========   ==========    ==========   ==========

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

   During the quarter ended June 30, 2000 approximately $40,000 was spent for the purchase of property and equipment, primarily associated with upgrades of computer hardware and the purchase of equipment to be used for replicating compact discs in-house. Purchases of property and equipment for the same period in 1999 was $34,000 and included costs related to the sublease of a portion of the office and the resultant reconfiguration of the remaining office space. Expenditures for product development for the quarter were approximately $56,000 and $25,000 for 2000 and 1999, respectively. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves and operations of the Company. The Company generated cash flows from operations of approximately $326,000 and $117,000 during the nine months ended June 30, 2000 and 1999, respectively. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $210,000 in fiscal 2000. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 2000. The Company has no other significant commitments for capital expenditures in fiscal 2000.




   RESULTS OF CONTINUING OPERATIONS

   Comparison of the Three-Month Periods Ended June 30, 1999 and 2000
   __________________________________________________________________

   Revenues increased approximately $221,000 or 14.0% in the three-month period ended June 30, 2000 as compared to the same period for the previous year. The revenue increase was primarily due to an increase in revenues for production libraries of $192,000, Comedy services of $110,000 and Jingles of $2,900, offset by decreases in revenues from music services of $62,000 and other revenue of $22,000.

   Revenues of weekly HitDisc services increased $2,000, while GoldDisc revenues decreased $64,000, resulting in a net decrease in music services revenue of 8.7% as compared to the same period of the previous year. The decrease in compact disc music library revenues was primarily due to a decrease in weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $192,000, or 56.0%. Increases in production library revenue is due to the continuing increase in advertising sales. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

   Jingles revenue increased $2,900 or 1.09% over the same period in 1999 due to a combination of circumstances including increased sales of international jingles and an increase in royalties revenue.

   Commissions increased $82,000 or 28.00%, and reflects the increase in barter revenue. As a percentage of revenues, commissions increased from 18.9% to 21.2% due to changes in the revenue structure where a greater percentage of revenue is on barter.

   Production, programming and technical costs decreased $9,000 or 1.9%, and as a percentage of revenue decreased from 31.6% to 27.2%. Costs related to production and shipping of products decreased 11.7% over the same quarter last year due to cost reduction efforts and staff reorganization resulting in more efficient disc production. These savings were offset by an increase in royalty expenses which are driven by sales of production libraries and syndicated jingles.

   General  and  administrative   costs  decreased   $23,000  or   4.2%,
   reflecting a decrease in legal costs and facilities expenses.

   Selling costs increased $85,000 or 52.6%, and as a percentage of revenues increased from 10.5% to 14.0%. The increase in expenses was created by an increase in the international sales staff to facilitate direct international sales efforts, as well as the addition of sales staff members to allow a broadening of the domestic sales market.

   Depreciation and amortization of property and equipment decreased $38,000 or 53.1% and is primarily due to more depreciable assets nearing the end of their depreciable years.

   Comparison of the Nine-Month Periods Ended June 30, 1999 and 2000
   _________________________________________________________________

   Revenues increased approximately $485,000 or 10.6% in the nine-month period ended June 30, 2000 as compared to the same period for the previous year. The revenue increase was primarily due to an increase in revenues for production libraries of $458,000 and Comedy service of $219,000. Offsetting these increases were decreases in music services revenue of $120,000, Jingles revenue of $60,000 and other revenue of $12,000.

   Revenues of weekly HitDisc services decreased $68,000, while GoldDisc revenues decreased $52,000, a net decrease of 5.5% as compared to the same period for the previous year. The decrease in compact disc music library revenues was primarily due to a decrease in weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

   Production library revenues increased $458,000, or 48.9%. Increases in production library revenue is primarily due to the substantial increase in advertising sales. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

   Revenues  for  Jingles  decreased   approximately  $60,000  or   6.6%
   primarily because of a decrease in international jingle sales compared to the same nine month period in fiscal 1999.

   Comedy network revenues increased $219,000 or 39.7% over the same period in the prior year due to strong advertising revenue generated by advertising/barter arrangements with radio industry clients.

   Commissions increased $122,000 or 13.9%, as a result of the increase in barter revenue, offset by the decrease in revenues derived from third party international representatives. As a percentage of revenues, commissions increased from 19.2% to 19.8%.

   Production, programming and technical costs decreased $155,000 or 9.8%, and as a percentage of revenues decreased from 34.9% to 28.4%. Costs related to production and shipping of products decreased 13% over the same period due to cost reduction efforts and staff reorganization which resulted in more efficient disc production.

   General and administrative costs decreased $181,000 or 10.9% as a result of the Company's continued efforts in reducing operating expenses. These efforts include subleasing a portion of the Company's office space, restructuring management salaries and reducing the amount of bad debt expense by continuing an aggressive collection policy toward accounts receivable.

   Selling costs increased $247,000 or 49.3%, and as a percentage of revenues increased from 11.0% to 14.8%. The increase in expenses is due to an increase in sales salaries as a result of changes in sales force and in-house commission plans.

   Depreciation and amortization of property and equipment decreased $109,000 or 47.3% and is primarily due to more depreciable assets nearing the end of their depreciable years.

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

   Item 2. Changes in securities - Not applicable.

   Item 3. Defaults upon senior securities - Not applicable.

   Item 4. Submission of matters to a vote of security holders - None

   Item 5. Other information

   Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits
   Material Contracts: None

   27.1   Financial Data Schedule

   (b) Reports on Form 8-K
   No reports on Form 8-K were filed by the Company during the three month period ending June 30, 2000.

                                SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Dated: August 10, 2000

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