Form 10KSB
period 2000-09-30
TM CENTURY INC
filed 2000-12-21
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2000       Commission file No. 0-13167


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenue for its most recent fiscal year was $6,904,492.

The aggregate market value of the voting stock held by non-affiliates of the issuer on September 30, 2000 based upon the average bid and asked prices of such stock on that date was $486,970. The number of issuer's shares of Common Stock outstanding as of September 30, 2000 was 2,483,193.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company's 2001 Information Statement is incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                              ---    ---

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General
-------

TM Century, Inc. (the "Company") is engaged primarily in the creation, production, marketing, and worldwide distribution of music libraries, production libraries, comedy services, station identification and commercials for broadcast multimedia use.

TM Century's clients include radio and television stations; radio, television, satellite and Internet networks; web sites and portals; the American Forces Radio Network; advertising agencies; post production studios; cable facilities; and a wide variety of commercial businesses.

The Company was incorporated as a Delaware corporation on May 2, 1984. In October 1990, the Company changed its name from TM Communications, Inc. to TM Century, Inc. following an August 1990 business combination transaction with Century 21 Programming, Inc. The Company's principal offices are located at 2002 Academy, Dallas, Texas 75234, and its telephone number is (972) 406-6800.

Products
--------

The Company creates, produces, markets, and distributes musical goods and services for multimedia clients worldwide. Products include special compilations of popular music on compact discs and CD ROM, instrumental backgrounds for commercials and sound effects, station identification jingles, commercial jingles and comedy services.

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

The Company  also  provides a weekly  service of new record  releases on compact
disc  to  radio  stations.   Other  music  libraries  include   compilations  of
copyrighted music of original artists marketed in a variety of music formats.

Products provided to clients on compact disc are mastered by the Company and replicated in house on compact discs available from a number of suppliers.
Management believes that the loss of the current sources of supply would not cause any significant interruption of the Company's operations, as there are several alternative sources of compact discs available.

Due to the wide variety of music services in multiple formats offered by the Company on compact disc, a significant number of compact discs are maintained on the premises. The implementation of in-house disc replication for all products during 2000 has allowed greater control over inventory levels necessary to satisfy shipping requirements on a timely basis, however, certain inventory levels must be maintained for products produced in prior periods.

Radio jingles provide short identity songs for radio stations that promote name recognition for the station. These are written and produced in the Company's studios and are provided to customers on digital audio tape or compact disc.

Set forth in the following tables are the Company's gross revenues (in thousands) by significant product category for the years ended September 30, 2000 and 1999.

     (Dollar Amounts in Thousands)

                                                     2000           1999
                                                 -----------    -----------
       Broadcast Services
       Music Libraries                           $     5,714    $     5,032
       Radio Jingles                                   1,142          1,181
       Software and Compact Disc Equipment                 0              2
       Other                                              48             22
                                                 -----------    -----------
       Total                                     $     6,904    $     6,237
                                                 ===========    ===========

Marketing and Distribution
--------------------------

The Company currently sells and supplies its products and services to customers in the United States, Canada, Mexico and other parts of the world through its sales staff in Dallas, Texas. Sales are made through telephone solicitation, advertising in trade magazines, trade convention displays, and the Internet.

The Company also sells its products through distribution arrangements with independent sales agents worldwide. Other than fees paid to independent sales agents, no other significant costs are incurred by the Company in conjunction with its international sales activities. Products are shipped from the Company's headquarters via mail and express delivery services.

Sales of music libraries are made primarily on an individual order basis. Contractual agreements for the sale of production libraries generally call for equal monthly payments by the customer over terms of up to 36 months. Weekly music services are sold under contracts of one month to three-year terms. The Company's other products are generally sold pursuant to individual orders. Both commercial and station identification jingles are sold on a cash basis.

Customers
---------

The Company's business is largely dependent upon the broadcasting industry. Revenues are generated from sales to customers in the United States and worldwide. According to industry publications, approximately 12,000 radio stations were licensed by the Federal Communications Commission (FCC) for public broadcasting in the United States. Management believes that approximately 10,000 stations in the U. S. may require products and services of the type provided by the Company. No single customer has accounted for more than 10% of the Company's revenues in any of the past two years. In fiscal 2000 the Company saw a significant increase in its sales outside the traditional broadcast industry, particularly to Internet based businesses.

Gross revenues from foreign sales totaled $1,200,000, and $1,600,000 for the years ended 2000 and 1999, respectively.

Competition
-----------

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

Seasonality
-----------

The Company is not subject to strong seasonal fluctuations. However, quarterly results are affected by the introduction of new products and timing of customer orders. Because profit margins on the Company's many products vary, the results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year.

Trademarks and Copyrights
-------------------------

The Company markets products under various names and trademarks which management believes provide the Company's products with international industry recognition. The Company holds hundreds of registered copyrights on sound recordings of original music and radio station jingles. Management believes its copyrights have significant value, as the Company derives a significant portion of its income from the licensed use of its sound recordings and additional performance royalties (ASCAP) earned as a result.

Employees
---------

As of December 1, 2000, the Company had approximately 53 full-time employees. The Company also contracts with other personnel and subcontractors who provide creative talent for various projects on an as-needed basis.

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

ITEM 3. LEGAL PROCEEDINGS

On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. Settlement discussions then ensued and the RIAA made a demand for $3 million to settle the dispute. In September, 1998 mediation was undertaken with no settlement resulting.

Thus far no discovery has been undertaken. The Company believes that it has a meritorious defense to all of the claims asserted, and, as no actual litigation has been initiated by the RIAA and no correspondence has been received regarding this matter since February 1999, it is the opinion of management that, based on these facts, the accrued legal settlement for the RIAA dispute should be removed, as any ultimate liability resulting from this action is unlikely. Accordingly, the accompanying Statement of Operations for the year ended September 30, 2000 includes a $440,523 increase in income resulting from the reversal of the liability previously recorded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 2000.

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

                                                        Common Stock Bid
                                                        ----------------
                                                     High                Low
                                                     ----               ----
           Fiscal 2000:
                              1st Quarter          $  .81             $  .63
                              2nd Quarter             .81                .53
                              3rd Quarter             .78                .50
                              4th Quarter             .69                .44

           Fiscal 1999:
                              1st Quarter          $  .72             $  .28
                              2nd Quarter            1.12                .28
                              3rd Quarter            1.03                .44
                              4th Quarter            1.12                .47


As of September 30, 2000 the Company had approximately 200 record owners and 265 beneficial owners of its common stock. The Company has not paid dividends on the common stock and does not anticipate paying dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements
--------------------------

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

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, continued maturation of the domestic and international markets for compact disc technology; acceptance by the customers of the Company's existing and any new products and formats; the development by competitors of products using improved or alternative technologies and the potential obsolescence of technologies used by the Company; the continued availability of software, hardware and other products obtained by the Company from third parties; dependence on distributors, particularly in the international market; the retention of employees; the success of the Company's current and future efforts to reduce operating expenses; the effectiveness of new marketing strategies; and general economic conditions. Additionally, the Company may not have the ability to develop new products cost-effectively. There may be other risks and uncertainties that management is not able to predict.

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

Liquidity and Capital Resources
-------------------------------

The Company relies upon current sales of music libraries and jingles on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to three years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries and jingles and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 2001.

During  fiscal  2000,  the  Company  made  approximately   $175,000  in  capital
expenditures for the purchase of property and equipment which compares to capital expenditures of approximately $96,000 in 1999. Capital expenditures in 2000 were primarily associated with upgrades of production equipment and purchases of replicating equipment necessary to implement in-house production of compact discs for distribution. Product development costs of $221,000 were incurred during fiscal 2000 for new music libraries and music library updates, which compares to product development expenditures of $155,000 in 1999. Funds for operating needs, new product development, and capital expenditures for the year ended September 30, 2000 were provided from operations and cash reserves. The Company generated cash flows from operations of approximately $602,000 and $253,000 during the years ended September 30, 2000 and 1999, respectively. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $260,000 in fiscal 2001. The Company has no other significant commitments for capital expenditures in fiscal 2001. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet capital requirements.

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

Customer deposits increased to $185,000 as of September 30, 2000, from $136,700 as of September 30, 1999, for deposits received from customers ordering products. The balance in customer deposits is dependent upon the timing of customer orders for compact disc libraries, jingles, and production libraries.

The Company has net  operating  loss  carryforwards  of  approximately  $867,000 available to offset future taxable income expiring in 2011 through 2013. A valuation allowance of approximately $473,000 has been provided to reduce the net deferred tax asset to zero because it is likely that the tax assets will not be realized. Realization is dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards.

Results of  Operations
----------------------

Fiscal 2000 Compared to Fiscal 1999
-----------------------------------

The Company experienced a 10.7% increase in revenues from $6.2 million in 1999 to $6.9 million in 2000. The overall increase was primarily due to an increase in advertising revenues which increased to $2.8 million from $1.8 million in the previous year. Music libraries revenue generated from HitDisc and GoldDisc sales decreased $246,000 or 8.4%, largely due to a decrease in international sales. Revenues generated from production libraries increased $621,000, or 46.7% which is attributable to an increase in the percentage of barter revenue. Barter revenues are derived from obtaining airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. Revenues from radio jingles decreased by $39,000, or 3.3%, primarily due to a decrease in the sales volume of custom and syndicated jingles packages being sold internationally. Weekly comedy service revenue increased from $770,000 in 1999 to $1,079,000 in 2000, or 40%. The overall increase in advertising revenue is primarily responsible for this increase, as barter contracts make up a significant percentage of the total comedy service.

As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries rather than from conversions to compact disc music library technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. However, the advent of computer-based music storage has opened a new market to the Company; delivering music in a form (.wav file format and MPEG format) which is more conducive, convenient and cost efficient for operators to load onto their computer-based broadcast systems. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes that revenues from weekly music services will either remain relatively unchanged or continue to grow by introducing new music libraries to the market. Management believes the international markets have not reached maturity for compact disc technology. Renewals and new sales growth are subject to customer acceptance of the new products.

Music library revenues may also be adversely affected as radio stations convert to new music delivery systems technology offered by competitors, such as computer hard drives which store music in a digital compression form. The Company began providing music libraries on hard drive to the radio industry in 1997. An increasing number of radio stations are converting to or adding systems using digital technology. Although music libraries on compact disc can be transferred to hard drive systems, some of the equipment manufacturer's are offering hard drives with pre-loaded music libraries.

Commissions as a percentage of revenues increased to 19.9% of revenue in fiscal 2000 from 19.2% of revenue in fiscal 1999. This increase is due to changes in the revenue structure where a greater percentage of revenue is on a barter basis.

Production, programming and technical costs decreased 5.7% to $1.9 million in 2000 from $2 million in 1999. The decrease is primarily due to lower direct costs which resulted from the conversion to in-house compact disc replication. As a percentage of revenue these costs decreased from 33% in 1999 to 28% in 2000.

General and administrative costs decreased $30,800 or 1.5%. A reduction in professional fees was primarily responsible for this decrease.

Selling costs reflected an increase of $286,000, or 40.5% over 1999. The increase reflects changes in the commission structure as well as the addition of personnel for domestic and direct international sales.

Depreciation and amortization expense decreased $122,000, or 44%, primarily as a result of more assets being fully depreciated compared to the prior year.

On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. Settlement discussions then ensued and the RIAA made a demand for $3 million to settle the dispute. In September, 1998 mediation was undertaken with no settlement resulting.

Thus far no discovery has been undertaken. The Company believes that it has a meritorious defense to all of the claims asserted, and, as no actual litigation has been initiated by the RIAA and no correspondence has been received regarding this matter since February 1999, it is the opinion of management that, based on these facts, the accrued legal settlement for the RIAA dispute should be removed, as any ultimate liability resulting from this action is unlikely. Accordingly, the accompanying Statement of Operations for the year ended September 30, 2000 includes a $440,523 increase in income resulting from the reversal of the liability previously recorded.

Accounting Matters
------------------

The Financial Accounting Standards Board ("FASB") periodically issues accounting standards which may affect the financial accounting or disclosures of the Company. There are no accounting standards that have been issued, but not yet adopted by the Company, which would have a material effect on the financial position or results of operations of the Company.

Inflation and Foreign Currency Fluctuations
-------------------------------------------

To date, inflation and foreign currency fluctuations have not had a material impact on the Company's operations. There can be no assurance, however, that future inflation or foreign currently fluctuations will not have a material adverse effect on the Company, or that the Company will be able to pass on resulting cost increases without experiencing a reduction in demand for its products.

ITEM 7.   FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of King Griffin & Adamson P.C. dated November 17, 2000, included elsewhere in this report are incorporated by reference in answer to this Item 7.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is contained under the heading "Information Concerning the Directors and Executive Officers" in the Company's 2001 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Executive Compensation" in the Company's 2001 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the heading "Voting Securities and Principal Stockholders" in the Company's 2001 Information
Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the heading "Executive Compensation" in the Company's 2001 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
3     (a)  Certificate of Incorporation and By-Laws (1)
      (b)  Certificate of Merger:  Video Image Inc. and TM Communications,  Inc.
           (1)
      (c) Certificate of Amendment of Certificate of Incorporation of TM Century, Inc. effective March 27, 1992. (Exhibit 1) (2) (March 31,
           1992)

10   Material Contracts:
      (a) *Long Term Performance Incentive Plan of TM Century, Inc. dated December 3, 1991. (Exhibit 10(bb))(3)
      (b) *TM Century, Inc. Bonus Plan for Executive Management dated October 1, 1992 (Exhibit 10(j)) (4)
      (c) Lease Agreement, dated as of April 23, 1993 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit
           1)(March 31, 1993)(2)
      (d) First Amendment of Lease, dated as of August 22, 1994 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit 10(m)) (5)
      (e) *Employment Agreement between TM Century, Inc. and R. David Graupner dated May 31, 1999. (Exhibit 10.2) (June 30, 1999)(2)
      (f) *Consulting Agreement between TM Century, Inc. and Neil W. Sargent dated June 28, 1999. (Exhibit 10.3) (June 30, 1999)(2)
      (g) *Amended and Restated 1991 Long Term Performance Incentive Plan of TM Century dated July 2, 1999 (Exhibit 10h)(6)
      (h) *TM Century, Inc. 2000 Stock Option Plan effective March 20, 2000. (Exhibit 10.1) (March 31, 2000)(2)

27   Financial Data Schedule

Notes to Exhibits:

     (1) Incorporated by reference to the similarly-numbered exhibit to the Registration Statement on Form S-18 (No. 2- 93588-FW), filed October 2, 1984, as amended.
     (2) Incorporated by reference to the indicated exhibit to the Quarterly Report on Form 10-Q for the indicated period, of the Registrant.
     (3) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991.
     (4) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992, of the Registrant.
     (5) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.
     (6) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.

* The documents filed or incorporated by reference as Exhibits 10(a),  (b), (e),
(f), (g) and (h) hereto constitute management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Dated: December 19, 2000

                                            TM CENTURY, INC.


                                            BY:/s/Teri R.S. James
                                               -----------------------
                                               Teri R.S. James
                                               Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                              DATE:

/s/Teri R.S. James                                            December 19, 2000
------------------
TERI R.S. JAMES, Chief Financial Officer
(Principal financial and accounting officer)


/s/R.David Graupner                                           December 19, 2000
-------------------
R. DAVID GRAUPNER, President and Chief Executive Officer
(Principal executive officer)


/s/Marjorie L. McIntyre                                       December 19, 2000
-----------------------
MARJORIE L. MCINTYRE, Chairman of the Board of Directors


/s/A.  Ann Armstrong                                          December 19, 2000
---------------------------
A. ANN ARMSTRONG, Director


/s/Carol M. Long                                              December 19, 2000
----------------
CAROL LONG, Director

/s/Michael Cope                                               December 19, 2000
------------------
MICHAEL COPE, Director

                                TM CENTURY, INC.

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements:

Report of Independent Certified Public Accountants                           13

Balance Sheets at September 30, 2000 and 1999                                14

Statements of Operations for the Years Ended
   September 30, 2000 and 1999                                               15

Statement of Stockholders' Equity for the Years Ended
   September 30, 2000 and 1999                                               16

Statements of Cash Flows for the Years Ended
   September 30, 2000 and 1999                                               17

Notes to Financial Statements                                                18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To The Board of Directors
TM Century, Inc.

We have audited the accompanying balance sheets of TM Century, Inc. as of September 30, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TM Century, Inc. as of September 30, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                           /s/KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
November 17, 2000


                                TM Century, Inc.
                                 Balance Sheets
                           September 30, 2000 and 1999

                                     ASSETS

                                                                        2000           1999
                                                                    -----------    -----------
CURRENT ASSETS
       Cash and cash equivalents                                    $   422,339    $   354,332
       Short-term investments                                           321,495           --
       Accounts receivable, less allowance for doubtful accounts
         of $95,510 and $100,000 respectively                           693,997        721,538
       Inventories, net of allowance for obsolescence of $258,545       448,293        446,279
       Prepaid expenses                                                  44,685         31,277
                                                                    -----------    -----------
             TOTAL CURRENT ASSETS                                     1,930,809      1,553,426

PROPERTY AND EQUIPMENT                                                2,730,584      2,563,220
       Less accumulated depreciation and amortization                (2,263,000)    (2,116,116)
                                                                    -----------    -----------
             NET PROPERTY AND EQUIPMENT                                 467,584        447,104

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
       of $1,784,549 and $1,630,071 respectively                        377,240        324,094
COMEDY MATERIAL RIGHTS, net of accumulated amortization
       of $43,400 and $18,600 respectively                               80,601        105,400
OTHER ASSETS                                                             19,804         19,316
                                                                    -----------    -----------

       TOTAL ASSETS                                                 $ 2,876,038    $ 2,449,340
                                                                    ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of obligation under capital lease            $      --      $     3,202
       Current portion of note payable                                   33,333         33,333
       Accounts payable                                                  48,833         63,508
       Accrued expenses                                                 113,017        196,978
       Deferred revenue                                                 100,850        127,382
       Customer deposits                                                 46,916         37,623
                                                                    -----------    -----------
             TOTAL CURRENT LIABILITIES                                  342,949        462,026

NOTE PAYABLE, less current portion                                       32,334         65,667
CUSTOMER DEPOSITS - NONCURRENT                                          138,072         99,114
ACCRUED LEGAL SETTLEMENT FOR RIAA DISPUTE                                  --          405,100
                                                                    -----------    -----------
             TOTAL LIABILITIES                                          513,355      1,031,907

COMMITMENTS AND CONTINGENCIES (NOTE 7)                                     --             --

STOCKHOLDERS' EQUITY
       Common stock, $.01 par value; authorized 7,500,000 shares;        29,705         29,705
          2,970,481 shares issued; 2,483,193 shares outstanding
       Additional paid-in capital                                     2,275,272      2,275,272
       Retained earnings                                              1,348,933        403,683
       Treasury stock - at cost, 487,288 shares                      (1,291,227)    (1,291,227)
                                                                    -----------    -----------
             TOTAL STOCKHOLDERS' EQUITY                               2,362,683      1,417,433
                                                                    -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 2,876,038    $ 2,449,340
                                                                    ===========    ===========


   The accompanying notes are an integral part of these financial statements.


                                TM Century, Inc.
                            Statements of Operations
                     Years Ended September 30, 2000 and 1999

                                                                    2000          1999
                                                                -----------   -----------
REVENUES                                                        $ 6,904,492   $ 6,237,102
      Less  Commissions                                           1,372,902     1,198,184
                                                                -----------   -----------
           NET REVENUES                                           5,531,590     5,038,918

COSTS AND EXPENSES
      Production, Programming, and Technical Costs                1,918,907     2,035,462
      General and Administrative                                  1,969,368     2,000,183
      Selling Costs                                                 992,130       706,059
      Depreciation and Amortization of Property and Equipment       154,884       277,451
      Reduction in Carrying Value of Inventories                       --          12,000
                                                                -----------   -----------
           TOTAL COSTS AND EXPENSES                               5,035,289     5,031,155

                                                                -----------   -----------
OPERATING INCOME                                                    496,301         7,763

OTHER INCOME (EXPENSE)
      Interest income                                                 7,372         3,838
      Other income (expense), net                                     1,054        (3,971)
                                                                -----------   -----------
           TOTAL INCOME (EXPENSE)                                     8,426          (133)

CHANGE IN ESTIMATE OF LEGAL SETTLEMENT FOR RIAA DISPUTE             440,523       (20,100)
                                                                -----------   -----------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                 945,250       (12,470)

PROVISION FOR INCOME TAXES                                             --            --
                                                                -----------   -----------
NET INCOME (LOSS)                                               $   945,250   $   (12,470)
                                                                ===========   ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE                        $      0.38   $     (0.01)
                                                                ===========   ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE                      $      0.38   $     (0.01)
                                                                ===========   ===========


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        2,483,193     2,483,193
                                                                ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                           2,487,486     2,483,193
                                                                ===========   ===========


   The accompanying notes are an integral part of these financial statements.


                                TM Century, Inc.
                        Statement of Stockholders' Equity
                     Years Ended September 30, 2000 and 1999

                                     Common Stock                                            Treasury Stock
                              -------------------------    Additional                  -------------------------       Total
                               Number of                    Paid-In       Retained      Number of      Amount      Stockholders'
                                 Shares        Amount       Capital       Earnings        Shares      (at cost)        Equity
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------
BALANCE, OCTOBER 1, 1998        2,970,481   $    29,705   $ 2,275,272   $   416,153        487,288   $(1,291,227)   $ 1,429,903

Net Loss                             --            --            --         (12,470)          --            --          (12,470)
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 1999     2,970,481        29,705     2,275,272       403,683        487,288    (1,291,227)     1,417,433

Net Income                           --            --            --         945,250           --            --          945,250
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 2000     2,970,481   $    29,705   $ 2,275,272   $ 1,348,933        487,288   $(1,291,227)   $ 2,362,683
                              ===========   ===========   ===========   ===========    ===========   ===========    ===========







   The accompanying notes are an integral part of these financial statements.


                                TM Century, Inc.
                            Statements of Cash Flows
                     Years Ended September 30, 2000 and 1999

                                                                                2000         1999
                                                                              ---------    ---------
OPERATING ACTIVITIES
  Net income (loss)                                                           $ 945,250    $ (12,470)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
       Depreciation and amortization of property and equipment                  154,884      277,451
       Amortization of product development costs and comedy material rights     192,925      170,320
       Provision for legal settlement of RIAA dispute                          (440,523)      20,100
       Provision for doubtful accounts                                           (4,490)    (130,000)
       Reduction in carrying value of inventories                                  --         12,000
  Increase (decrease) from changes in operating assets and liabilities:
       Accounts receivable                                                       32,031      172,115
       Inventories                                                               (2,014)      12,484
       Product development costs                                               (221,272)    (155,188)
       Prepaid expenses                                                         (13,408)      (1,440)
       Other assets                                                                (488)      (1,056)
       Accounts payable and accrued expenses                                    (63,213)     (73,400)
       Deferred revenue                                                         (26,532)      18,688
       Customer deposits                                                         48,251      (58,064)
                                                                              ---------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                     601,401      251,540

INVESTING ACTIVITIES
  Purchase of short-term investments                                           (321,495)        --
  Purchases of property and equipment                                          (175,364)     (95,748)
                                                                              ---------    ---------
  NET CASH USED BY INVESTING ACTIVITIES                                        (496,859)     (95,748)

FINANCING ACTIVITIES
  Principal payments on note payable                                            (33,333)     (25,000)
  Principal payments on capital lease obligations                                (3,202)    (125,417)
                                                                              ---------    ---------
  NET CASH USED BY FINANCING ACTIVITIES                                         (36,535)    (150,417)
                                                                              ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        68,007        5,375

CASH AND CASH EQUIVALENTS  AT BEGINNING OF YEAR                                 354,332      348,957
                                                                              ---------    ---------

CASH  AND CASH EQUIVALENTS AT END OF YEAR                                     $ 422,339    $ 354,332
                                                                              =========    =========


   The accompanying notes are an integral part of these financial statements.

                                TM CENTURY, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.  THE COMPANY

TM Century, Inc. (the "Company") is primarily engaged in the creation, production, marketing, and distribution of goods and services for radio and television stations; radio, television, satellite and Internet networks; web sites and portals; post production houses; and corporate users, worldwide. Products include special compilations of popular music on compact discs, sound effects, comedy services, station identification and commercial jingles.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Cash and Cash Equivalents

Cash and cash equivalents of the Company are composed of demand deposits with banks and other highly liquid debt instruments with maturity terms of three months or less when purchased.

Short-term Investments

Short-term investments are comprised of mutual funds.

Accounts Receivable

The Company extends unsecured credit in the normal course of business to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which may ultimately become uncollectible. In the event of non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheet.

Inventories and Product Development Costs

Inventories created by the Company are carried at the lower of average cost on a first-in, first-out ("FIFO") basis or market, and charged to expense as follows:

         Music libraries - The Company produces music compilations and background music libraries which are provided to clients under one to three year lease contracts or under buyout arrangements. Current music update services are charged to expense in the period in which incurred.

         Identification Jingles - Jingles provide short identity songs to clients in order to promote name recognition. The costs to produce jingles are expensed upon delivery of the product.

Product development costs (the costs to develop new libraries and updates) are carried at actual cost and are amortized on a straight-line basis over the economic life of the product (typically, three to five years).

The provision for obsolete and slow-moving inventory is adjusted based on current inventory levels, historical and expected future sales levels.

Comedy Material Rights

Comedy Material Rights are recorded at cost and are amortized on a straight-line basis over the economic life of the product (5 years).

                                TM CENTURY, INC.
                          NOTES TO FINANCIAL STATEMENTS


Property and Equipment

Expenditures for additions, renewals, and betterments are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Property leased under capital leases is included in property and equipment. Depreciation and amortization of property and equipment are computed on the straight-line method based upon the estimated useful lives of the assets or the applicable minimum lease term if shorter, as follows:

      Office furniture                                            3 to 7 years
      Computer software & equipment                               3 to 7 years
      Production equipment                                        5 to 7 years
      Leasehold improvements               the shorter of the estimated useful
                                                 life or the term of the lease
      Vehicle                                                          5 years
      Capital lease                        the shorter of the estimated useful
                                                 life or the term of the lease


Revenue Recognition

Revenues are recognized according to contract terms as follows:

         Library Lease Contracts - Monthly upon delivery of the product in accordance with the terms of the lease contracts.

         Library Buyouts - Upon delivery of the product.

         Identification Jingles - Upon delivery of the product.

         Music Scheduling Software - Monthly in accordance with the terms of the lease contracts.

         Software and Compact Disc Equipment - Upon delivery of the product.

         Barter Contracts - Monthly, as advertising revenues are generated by third party agents, in accordance with the terms of the lease contracts.

Income Taxes

The Company provides for income taxes under the asset and liability approach. This method requires that deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is based on the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the respective periods. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options for the year ended September 30, 2000. In 1999 the impact of outstanding stock options was antidilutive. The Company had 332,500 and 339,000 stock options outstanding as of September 30, 2000 and 1999, respectively.

                                TM CENTURY, INC.
                          NOTES TO FINANCIAL STATEMENTS


Stock Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principals Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, between the fair value of the Company's stock over the exercise price.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses. Actual results may differ from such estimates.

Concentrations

The Company maintains cash balances at banks, which may, at times, exceed federally insured limits. However, management monitors these balances and does not believe excess risk is present.

Reclassifications

Certain amounts in the 1999 financial statements have been reclassified to conform with the classifications used in the 2000 financial statements with no effect on previously reported net loss or stockholders' equity.

3.   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures as of September 30:


                                                        2000            1999
                                                     ----------      ----------
     Cash paid for interest                          $       46      $    3,971

     Noncash investing and financing activities:
           Issuance of note payable for comedy
           material rights                           $       --      $  124,000



4.  INVENTORIES

Inventories include raw materials for in-house production and replication of compact discs as well as compact discs completed and ready to ship as follows:

                                                      September 30
                                                 ----------------------
                                                   2000         1999
                                                 ---------    ---------
       Raw materials                             $  42,272    $  15,317
       Finished goods                              664,566      689,507
       Allowance for obsolescence                 (258,545)    (258,545)
                                                 ---------    ---------
       Total                                     $ 448,293    $ 446,279
                                                 =========    =========

During 1999, the Company recorded a provision of $12,000 to reduce the carrying value of its music and production libraries to the lower of cost or market.

                                TM CENTURY, INC.
                          NOTES TO FINANCIAL STATEMENTS


5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2000 and 1999:

                                                     2000               1999
                                               -------------      -------------
         Office furniture                      $     544,616      $     528,753
         Computer software & equipment               202,053            173,951
         Production equipment                      1,044,612            950,962
         Leasehold improvements                      391,434            380,827
         Vehicle                                      19,142                  -
         Capital lease                               528,727            528,727
                                               -------------      -------------
                Total                          $   2,730,584      $   2,563,220
                                               =============      =============

The capital lease is for computer software and equipment acquired in fiscal 1997 and 1996. Amortization of approximately $8,500 and $131,000 is included in depreciation and amortization of property and equipment expense for the fiscal years ended September 30, 2000 and 1999, respectively.

6.  NOTE PAYABLE

During 1999, the Company issued a $124,000 non-interest bearing, uncollateralized note payable in exchange for comedy material rights. This note requires monthly payments of $2,778 through December 2, 2001 and monthly payments of $1,000 thereafter through December 2, 2003.

Future minimum payments associated with this note payable as of September 30, 2000 are as follows:

         2001                                 $    33,333
         2002                                      17,334
         2003                                      12,000
         2004                                       3,000
                                              -----------
         Future minimum note payments         $    65,667
                                              ===========

7.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under a ten year lease which began July 15, 1993. The lease may be extended at the Company's option for two additional five-year terms. The Company has subleased a portion of its facility through July, 2003. Future minimum rental revenue from the sublease agreement is $455,000.

Future minimum lease payments under operating leases (excluding sublease rental income) with initial lease terms in excess of one year are as follows:

         2001                                 $   326,508
         2002                                     326,508
         2003                                     299,299
                                              -----------
         Future minimum lease payments        $   952,315
                                              ===========

Rent expense under operating leases was $220,565 and $285,345 for 2000 and 1999, respectively.

Employment Agreements

Effective May 31, 1999, the Company entered into a thirty-eight month employment contract with an executive officer and director of the Company which provides for a base annual salary of $150,000 and eligibility to participate in the Company's Bonus Plan. The Compensation Committee voted to amend the agreement effective October 1, 2000 to provide for a base salary of $180,000. The amendment does not affect the agreement term.

                                TM CENTURY, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company has consulting agreements with certain members and a former member of the Board of Directors. A twelve month consulting agreement was entered into with a former officer of the Company on June 1, 2000 which provides for compensation totaling $60,938 over the term of the agreement. Total compensation expensed in connection with these consulting agreements was $118,163 and $86,900 in 2000 and 1999 respectively.

Commitments for future salaries under employment agreements and consulting agreements are as follows:

         2001                                          $     285,975
         2002                                                216,600
         2003                                                 21,600
         2004                                                 16,200
                                                       -------------
         Total employment & consulting commitments     $     540,375
                                                       =============

Legal Proceedings

On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. Settlement discussions then ensued and the RIAA made a demand for $3 million to settle the dispute. In September, 1998 mediation was undertaken with no settlement resulting.

Thus far no discovery has been undertaken. The Company believes that it has a meritorious defense to all of the claims asserted, and, as no actual litigation has been initiated by the RIAA and no correspondence has been received regarding this matter since February 1999, it is the opinion of management that, based on these facts, the accrued legal settlement for the RIAA dispute should be removed, as any ultimate liability resulting from this action is unlikely. Accordingly, the accompanying Statement of Operations for the year ended September 30, 2000 includes a $440,523 increase in income resulting from the reversal of the liability previously recorded.

                                TM CENTURY, INC.
                          NOTES TO FINANCIAL STATEMENTS


8.  INCOME TAXES

Differences between the statutory federal income tax rate and the effective rate for the years ended September 30, 2000 and 1999 are as follows:

                                                     2000         1999
                                                  ---------    ---------
        Income tax provision at statutory rate      35.00%      (35.00%)
        Effect of graduated tax rates               (1.00)        1.00
        Change in valuation allowance              (28.21)       32.50
        Change in prior year estimate               (7.04)         .00
        Other                                        1.25         1.50
                                                  ---------    ---------
                                                     0.00%        0.00%
                                                  =========    =========


At September 30, 2000, the Company has net operating loss carryforwards of approximately $867,000 available to offset future taxable income expiring in 2011 through 2013. A valuation allowance of approximately $473,000 has been provided to reduce the net deferred tax asset to zero because of the uncertainty of generating future taxable income. The valuation allowance decreased by $266,636 during the year ended September 30, 2000. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

The components of the net deferred income tax asset at September 30, 2000 and 1999 are as follows:

                                                          2000          1999
                                                       ----------    ----------
           Allowance for doubtful accounts             $   33,429    $   35,000
           Property and equipment                          45,493         5,950
           Inventory allowance for obsolescence            90,491        90,491
           Net operating loss carryforwards               303,550       466,373
           Accrued legal settlement for RIAA dispute         --         141,785
                                                       ----------    ----------
           Total deferred tax asset                       472,963       739,599
           Valuation allowance                           (472,963)     (739,599)
                                                       ----------    ----------
           Net deferred tax asset                      $     --      $     --
                                                       ==========    ==========

9.  EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation between basic and diluted net income or (loss) per share:

                                                              Year Ended
                                                             September 30
                                                       ------------------------
                                                          2000          1999
                                                       ----------    ----------
      Net Income (Loss)                                $  945,250    $  (12,470)

      Weighted Average Number of Shares Outstanding
         Basic                                          2,483,193     2,483,193
         Dilutive effect of common stock equivalents        4,293             0
                                                       ----------    ----------
         Diluted                                        2,487,486     2,483,193

      Earnings (Loss) Per Share:
         Basic Net Income (Loss)                       $     0.38    $    (0.01)
                                                       ==========    ==========
         Diluted Net Income (Loss)                     $     0.38    $    (0.01)
                                                       ==========    ==========

                                TM CENTURY, INC.
                          NOTES TO FINANCIAL STATEMENTS


10.  STOCK OPTIONS

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

The option prices of outstanding Nonqualified Stock Options issued to members of the Company's Board of Directors range from $.75 to $1.20 per share. All outstanding Nonqualified Stock Options are 20% vested upon grant, 50% vested after year one, and 100% vested after two years.

Employee Incentive Stock Options are granted based on the employee's length of employment at an option price not less than the fair market value of the common stock at the date of grant. All Employee Incentive Stock Options are 100% vested upon grant.

On March 20, 2000 the Board of Directors approved the 2000 Stock Option Plan (the "Plan") which provides for grants of Incentive Stock Options to selected employees and for grants of Nonqualified Stock Options to any persons who, in the opinion of the Board of Directors, perform significant services on behalf of the Company. The maximum number of shares which may be issued under the Plan is 350,000 shares. No shares have been granted under this Plan as of September 30, 2000.

Option information for the fiscal years ended September 30, 2000 and 1999 is as follows:

                                                                        Weighted
                                                                          Avg.
                                             Number of     Price       Price Per
                                               Shares     Per Share      Share
                                             ---------  -------------  ---------
  Options outstanding at October 1, 1998       205,000  $.355 - $2.50    1.1690
     Granted                                   146,500   $.515-$.75       .7199
     Exercised                                    --         --            --
     Forfeited                                 (12,500)     $1.20        1.2000
                                             ---------
  Options outstanding at September 30, 1999    339,000  $.355 - $2.50     .9335
     Granted                                    21,000  $.560 - $.910     .7602
     Exercised                                    --         --            --
     Forfeited                                 (27,500) $.515 - $.810     .6367
                                             ---------
  Options outstanding at September 30, 2000    332,500  $.355 - $2.50     .9475
                                             =========

  Options exercisable at September 30, 2000    250,000  $.355 - $2.50    1.0163
                                             =========

The weighted average remaining contractual life of the stock options outstanding at September 30, 2000 is 7.42 years.

At September 30, 2000 the Company has reserved a total of 700,000 shares of common stock for exercise of stock options.

                                TM CENTURY, INC.
                          NOTES TO FINANCIAL STATEMENTS


The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option and award plans. During the years ended September 30, 2000 and 1999 the exercise price of each option granted was greater than or equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized. For the fiscal years 2000 and 1999, the net income (loss) on a proforma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," would have been $944,021 and ($22,244), respectively and would have resulted in no difference in reported net income or loss per share.

The estimated weighted average grant date fair value of options granted during fiscal years 2000 and 1999 using the Black-Scholes Model were $.4214 and $.3949 per share, respectively. For purposes of determining the fair value of each option, the Company used the following assumptions:

                                            2000           1999
                                         ----------     ----------
        Risk-free interest rate               6 %            6 %

        Volatility                           75 %          187 %

        Expected life  (years)               10             10