Form 10QSB
period 2000-12-31
TM CENTURY INC
filed 2001-02-12
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


             [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: December 31, 2000



             [   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

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

The number of issuer's shares of Common Stock outstanding as of December 31, 2000 was 2,483,193.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---


                                TM Century, Inc.
                                 Balance Sheets
              December 31, 2000 (Unaudited) and September 30, 2000

                                     ASSETS

                                                                 December 31, 2000    September 30, 2000
                                                                 -----------------    ------------------
CURRENT ASSETS
    Cash and cash equivalents                                    $         353,157    $         422,339
    Short-term investments                                                 327,115              321,495
    Accounts receivable less allowance for doubtful
       accounts of $98,093 and $95,510 respectively                        869,822              693,997
    Inventories, net of allowance for obsolescence of $258,545             435,083              448,293
    Prepaid expenses                                                       108,193               44,685
                                                                 -----------------    -----------------
        TOTAL CURRENT ASSETS                                             2,093,370            1,930,809

PROPERTY AND EQUIPMENT                                                   2,824,167            2,730,584
    Less accumulated depreciation and amortization                      (2,297,837)          (2,263,000)
                                                                 -----------------    -----------------
        NET PROPERTY AND EQUIPMENT                                         526,330              467,584

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
    of $1,821,208 and $1,784,549 respectively                              385,607              377,240
COMEDY MATERIAL RIGHTS, net of accumulated amortization
    of $49,600 and $43,400 respectively                                     74,401               80,601
OTHER ASSETS                                                                19,804               19,804
                                                                 -----------------    -----------------

    TOTAL ASSETS                                                 $       3,099,512    $       2,876,038
                                                                 =================    =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of note payable                              $          33,333    $          33,333
    Accounts payable                                                        48,787               48,833
    Accrued expenses                                                        94,565              113,017
    Deferred revenue                                                       101,583              100,850
    Customer deposits                                                       50,786               46,916
                                                                 -----------------    -----------------
        TOTAL CURRENT LIABILITIES                                          329,054              342,949

NOTE PAYABLE, less current portion                                          21,223               32,334
CUSTOMER DEPOSITS - NONCURRENT                                             135,742              138,072
                                                                 -----------------    -----------------
        TOTAL LIABILITIES                                                  486,019              513,355

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 7,500,000 shares;              29,705               29,705
       2,970,481 shares issued; 2,483,193 shares outstanding
    Additional paid-in capital                                           2,275,272            2,275,272
    Retained earnings                                                    1,599,743            1,348,933
    Treasury stock - at cost, 487,288 shares                            (1,291,227)          (1,291,227)
                                                                 -----------------    -----------------
        TOTAL STOCKHOLDERS' EQUITY                                       2,613,493            2,362,683
                                                                 -----------------    -----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $       3,099,512    $       2,876,038
                                                                 =================    =================


                   See notes to interim financial statements

                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
              For the Three Months Ended December 31, 2000 and 1999


                                                         2000          1999
                                                     -----------   -----------

REVENUES                                             $ 1,732,936   $ 1,601,890
      Less  Commissions                                  381,755       284,483
                                                     -----------   -----------
           NET REVENUES                                1,351,181     1,317,407

COSTS AND EXPENSES
      Production, Programming, and Technical Costs       381,515       482,322
      General and Administrative                         455,593       469,142
      Selling Costs                                      234,384       226,411
      Depreciation                                        34,837        47,735
                                                     -----------   -----------
           TOTAL COSTS AND EXPENSES                    1,106,329     1,225,610

                                                     -----------   -----------
OPERATING INCOME                                         244,852        91,797

OTHER INCOME (EXPENSE)
      Interest income                                      5,938        (1,388)
      Other income (expense), net                             20           (46)
                                                     -----------   -----------
           TOTAL OTHER INCOME (EXPENSE)                    5,958        (1,434)
                                                     -----------   -----------

NET INCOME BEFORE PROVISION FOR INCOME TAXES             250,810        90,363

PROVISION FOR INCOME TAXES                                  --            --

                                                     -----------   -----------
NET INCOME                                           $   250,810   $    90,363
                                                     ===========   ===========

RETAINED EARNINGS, BEGINNING OF PERIOD                 1,348,933       403,683
                                                     -----------   -----------

RETAINED EARNINGS, END OF PERIOD                     $ 1,599,743   $   494,046
                                                     ===========   ===========

BASIC NET INCOME PER COMMON SHARE                    $      0.10   $      0.04
                                                     ===========   ===========

DILUTED NET INCOME PER COMMON SHARE                  $      0.10   $      0.04
                                                     ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,483,193     2,483,193
                                                     ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,485,368     2,486,433
                                                     ===========   ===========




                   See notes to interim financial statements
                                       3


                                TM Century, Inc.
                      Statements of Cash Flows (Unaudited)
              For the Three Months Ended December 31, 2000 and 1999

                                                                                2000         1999
                                                                              ---------    ---------
OPERATING ACTIVITIES
  Net income                                                                  $ 250,810    $  90,363
  Adjustments to reconcile net income to
  net cash provided by operating activities
       Depreciation and amortization of property and equipment                   34,837       47,735
       Amortization of product development costs and comedy material rights      42,857       45,104
       Provision for doubtful accounts                                            2,583        3,693
  Increase (decrease) from changes in operating assets
  and liabilities:
       Accounts receivable                                                     (178,408)      62,734
       Inventories                                                               13,210       (3,242)
       Product development costs                                                (45,024)     (54,757)
       Prepaid expenses                                                         (63,508)     (10,760)
       Other assets                                                                --           (550)
       Accounts payable and accrued expenses                                    (18,498)      (8,937)
       Deferred revenue                                                             733      (24,335)
       Customer deposits                                                          1,540       22,905
                                                                              ---------    ---------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                                      41,132      169,953

INVESTING ACTIVITIES
  Purchase of short-term investments                                             (5,620)        --
  Purchases of property and equipment                                           (93,583)     (49,154)
                                                                              ---------    ---------
  NET CASH USED BY INVESTING ACTIVITIES                                         (99,203)     (49,154)

FINANCING ACTIVITIES
  Principal payments on note payable                                            (11,111)      (8,333)
  Principal payments on capital lease obligations                                  --         (3,202)
                                                                              ---------    ---------
  NET CASH USED BY FINANCING ACTIVITIES                                         (11,111)     (11,535)
                                                                              ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (69,182)     109,264

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                422,339      354,332
                                                                              ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 353,157    $ 463,596
                                                                              =========    =========

Supplemental disclosures of cash flow information:

  Cash paid for interest                                                      $    --      $      46
                                                                              =========    =========



                   See notes to interim financial statements
                                       4

                                 TM CENTURY INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                December 31, 2000

1.  BASIS OF PRESENTATION

The interim financial statements of TM Century, Inc. (the "Company") at December 31, 2000, and for the three months ended December 31, 2000 and 1999, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 2000, balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 2000. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2001 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended December 31, 2000 are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

3.  EARNINGS PER SHARE

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. Stock options exercisable at December 31, 2000 and 1999 had a dilutive effect on Earnings Per Share for the three month period ending December 31, 2000 and 1999.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                       Three Months Ended
                                                          December 31
                                                    -----------------------
                                                       2000         1999
                                                       ----         ----

Net Income                                          $  250,810   $   90,363

Weighted Average Number of Shares Outstanding
      Basic                                          2,483,193    2,483,193
      Dilutive effect of common stock equivalents        2,175        3,240
                                                    ----------   ----------
      Diluted                                        2,485,368    2,486,433

Earnings Per Share:
      Basic Net Income                              $      .10   $      .04
                                                    ==========   ==========
      Diluted Net Income                            $      .10   $      .04
                                                    ==========   ==========

                                TM CENTURY, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

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

Forward-Looking Statements
--------------------------

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

When used in this Quarterly Report, words such as "believes," "expects,", "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

The Company relies upon current sales of music libraries and jingles sold with terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to three years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries, jingles, and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 2001.

TM Century's cash balance decreased from $422,000 at September 30, 2000 to $353,000 at December 31, 2000, primarily due to the timing of cash receipts from third party representatives and purchases of property and equipment. During the quarter ended December 31, 2000 approximately $94,000 was spent for the purchase of property and equipment associated with upgrades of computer and digital recording hardware and the conversion of warehouse space into offices. Purchases of property and equipment for the same period in 1999 was $49,000 and included costs related to the upgrade of production equipment. Expenditures for product development for the quarter were approximately $45,000 and $55,000 for 2000 and 1999, respectively. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves and operations of the Company. The Company generated cash flows from operations of approximately $41,000 and $170,000 during the three months ended December 31, 2000 and 1999, respectively. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $260,000 in fiscal 2001. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 2001. The Company has no other significant commitments for capital expenditures in fiscal 2001.

RESULTS OF CONTINUING OPERATIONS

Comparison of the Three-Month Periods Ended December 31, 1999 and 2000
----------------------------------------------------------------------

Revenues increased approximately $131,000 or 8.2% in the three-month period ended December 31, 2000 as compared to the same period for the previous year. The revenue increase was primarily due to an increase in revenues for production libraries of $182,000 and Comedy services of $141,000, offset by decreases in revenues from music services of $116,000, Jingles of $70,000 and other revenue of $6,500.

Revenues of weekly HitDisc services decreased $22,000, while GoldDisc revenues decreased $94,000, resulting in a decrease in music services revenue of 16.8% as compared to the same period of the previous year. The decrease in compact disc music library revenues was primarily due to a decrease in weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

Production  library  revenues  increased  $182,000,   or  46.9%.   Increases  in
production library revenue is due to the continuing increase in advertising sales. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

Jingles revenue decreased $70,000 or 22.8% over the same period in 1999 due to a combination of circumstances including decreased sales of both domestic and international jingles.

Comedy revenue increased $141,000, or 67.9%. Increases in Comedy revenue are primarily due to the increase in advertising sales which are generated by contracts for services through barter arrangements. Both domestic and international cash revenues increased approximately 31% over the same period last year.

Commissions increased $97,000 or 34.0%, and reflect the increase in barter revenue. As a percentage of revenues, commissions increased from 17.8% to 22.0% due to changes in the revenue structure where a greater percentage of revenue is from barter.

Production, programming and technical costs decreased $101,000 or 20.9%, and as a percentage of revenue decreased from 30.1% to 22.0%. Costs related to production and shipping of products decreased 27% over the same quarter last year due to the conversion to in-house disc production which allows the Company to control costs through lower inventory levels and more efficient use of personnel. These savings were offset by a 36% increase in royalty expenses which are driven by sales of production libraries and syndicated jingles.

General and administrative costs decreased $13,000 or 2.9%, reflecting a decrease in professional fees.

Selling costs increased $8,000 or 3.5%, and as a percentage of revenues decreased from 14.0% to 13.5%. The increase in expenses was created by an increase in the international sales staff to facilitate direct international sales efforts, as well as the addition of sales staff members to allow a broadening of the domestic sales market.

Depreciation and amortization of property and equipment decreased $13,000 or 27.0% and is primarily due to more depreciable assets nearing the end of their depreciable years.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings - Not applicable.

Item 2. Changes in securities - Not applicable.

Item 3. Defaults upon senior securities - Not applicable.

Item 4. Submission of matters to a vote of security holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Dated: January 26, 2001

                                             TM CENTURY, INC.


                                             BY:/s/Teri R.S. James
                                                ------------------
                                             Teri R.S. James
                                             Chief Financial Officer
                                             (Principal Accounting Officer)


                                             BY:/s/R. David Graupner
                                                --------------------
                                             R. David Graupner
                                             Chief Executive Officer
                                             (Principal Executive Officer)