Form 10QSB
period 2001-03-31
TM CENTURY INC
filed 2001-05-14
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB


           ---
            X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           ---
                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2001


           ---
            X  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           ---

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

The number of issuer's shares of Common Stock outstanding as of March 31, 2001 was 2,483,193.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---


                                TM Century, Inc.
                                 Balance Sheets
                March 31, 2001 (Unaudited) and September 30, 2000

                                     ASSETS

                                                                             March 31, 2001         September 30, 2000
                                                                         ---------------------    ---------------------
CURRENT ASSETS
        Cash and cash equivalents                                        $            405,786     $            422,339
        Short-term investments                                                        633,799                  321,495
        Accounts and notes receivable less allowance for doubtful
           accounts of $94,716 and $95,510 respectively                               488,797                  693,997
        Inventories, net of allowance for obsolescence of $258,545                    429,286                  448,293
        Prepaid expenses                                                              102,516                   44,685
                                                                         ---------------------    ---------------------
              TOTAL CURRENT ASSETS                                                  2,060,184                1,930,809

PROPERTY AND EQUIPMENT                                                              2,846,520                2,730,584
        Less accumulated depreciation and amortization                             (2,333,313)              (2,263,000)
                                                                         ---------------------    ---------------------
              NET PROPERTY AND EQUIPMENT                                              513,207                  467,584

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
        of $1,860,009 and $1,784,549 respectively                                     401,272                  377,240
COMEDY MATERIAL RIGHTS, net of accumulated amortization
        of $55,800 and $43,400 respectively                                            68,200                   80,601
OTHER ASSETS                                                                           19,804                   19,804
                                                                         ---------------------    ---------------------

        TOTAL ASSETS                                                     $          3,062,667     $          2,876,038
                                                                         =====================    =====================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of note payable                                  $             28,000     $             33,333
        Accounts payable                                                               16,200                   48,833
        Accrued expenses                                                              123,151                  113,017
        Deferred revenue                                                               99,727                  100,850
        Customer deposits                                                              50,786                   46,916
                                                                         ---------------------    ---------------------
              TOTAL CURRENT LIABILITIES                                               317,864                  342,949

NOTE PAYABLE, less current portion                                                     21,000                   32,334
CUSTOMER DEPOSITS - NONCURRENT                                                        138,151                  138,072
                                                                         ---------------------    ---------------------
              TOTAL LIABILITIES                                                       477,015                  513,355

STOCKHOLDERS' EQUITY
        Common stock, $.01 par value; authorized 7,500,000 shares;                     29,705                   29,705
           2,970,481 shares issued; 2,483,193 shares outstanding
        Additional paid-in capital                                                  2,275,272                2,275,272
        Retained earnings                                                           1,571,902                1,348,933
        Treasury stock - at cost, 487,288 shares                                   (1,291,227)              (1,291,227)
                                                                         ---------------------    ---------------------
              TOTAL STOCKHOLDERS' EQUITY                                            2,585,652                2,362,683
                                                                         ---------------------    ---------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $          3,062,667     $          2,876,038
                                                                         =====================    =====================


                   See notes to interim financial statements


                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
               For the Three Months Ended March 31, 2001 and 2000


                                                                    2001             2000
                                                            --------------   --------------
REVENUES                                                    $    1,418,456   $    1,684,901
      Less  Commissions                                            241,949          341,771
                                                            --------------   --------------
           NET REVENUES                                          1,176,507        1,343,130

COSTS AND EXPENSES
      Production, Programming, and Technical Costs                 454,973          474,965
      General and Administrative                                   474,141          499,842
      Selling Costs                                                247,758          272,340
      Depreciation                                                  35,600           40,161
                                                            --------------   --------------
           TOTAL COSTS AND EXPENSES                              1,212,472        1,287,308

                                                            --------------   --------------
OPERATING INCOME (LOSS)                                            (35,965)          55,822

OTHER INCOME
      Interest income                                                8,110            2,526
      Other income                                                      14            1,081
                                                            --------------   --------------
           TOTAL OTHER INCOME                                        8,124            3,607
                                                            --------------   --------------

NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                (27,841)          59,429

PROVISION FOR INCOME TAXES                                               -                -

                                                            --------------   --------------
NET INCOME (LOSS)                                           $      (27,841)  $       59,429
                                                            ==============   ==============

RETAINED EARNINGS, BEGINNING OF PERIOD                           1,599,743          494,046
                                                            --------------   --------------

RETAINED EARNINGS, END OF PERIOD                            $    1,571,902   $      553,475
                                                            ==============   ==============


BASIC NET INCOME (LOSS) PER COMMON SHARE                    $        (0.01)  $         0.02
                                                            ==============   ==============

DILUTED NET INCOME (LOSS) PER COMMON SHARE                  $        (0.01)  $         0.02
                                                            ==============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       2,483,193        2,483,193
                                                            ==============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                            N/A            2,495,039
                                                            ==============   ==============


                   See notes to interim financial statements


                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
                For the Six Months Ended March 31, 2001 and 2000



                                                            2001             2000
                                                     --------------   --------------
REVENUES                                             $    3,151,392   $    3,286,791
      Less  Commissions                                     623,704          626,254
                                                     --------------   --------------
           NET REVENUES                                   2,527,688        2,660,537

COSTS AND EXPENSES
      Production, Programming, and Technical Costs          836,489          957,287
      General and Administrative                            929,734          968,983
      Selling Costs                                         482,142          498,751
      Depreciation                                           70,436           87,896
                                                     --------------   --------------
           TOTAL COSTS AND EXPENSES                       2,318,801        2,512,917

                                                     --------------   --------------
OPERATING INCOME                                            208,887          147,620

OTHER INCOME
      Interest income                                        14,047            1,138
      Other income                                               35            1,034
                                                     --------------   --------------
           TOTAL OTHER INCOME                                14,082            2,172
                                                     --------------   --------------

NET INCOME BEFORE PROVISION FOR INCOME TAXES                222,969          149,792

PROVISION FOR INCOME TAXES                                     --               --

                                                     --------------   --------------
NET INCOME                                           $      222,969   $      149,792
                                                     ==============   ==============

RETAINED EARNINGS, BEGINNING OF PERIOD                    1,348,933          403,683
                                                     --------------   --------------

RETAINED EARNINGS, END OF PERIOD                     $    1,571,902   $      553,475
                                                     ==============   ==============

BASIC NET INCOME PER COMMON SHARE                    $         0.09   $         0.06
                                                     ==============   ==============

DILUTED NET INCOME PER COMMON SHARE                  $         0.09   $         0.06
                                                     ==============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                2,483,193        2,483,193
                                                     ==============   ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                   2,486,666        2,491,150
                                                     ==============   ==============


                   See notes to interim financial statements


                                TM Century, Inc.
                      Statements of Cash Flows (Unaudited)
                For the Six Months Ended March 31, 2001 and 2000

                                                                                     2001         2000
                                                                                   ---------    ---------
OPERATING ACTIVITIES
     Net income                                                                    $ 222,969    $ 149,792
     Adjustments to reconcile net income to
     net cash provided by operating activities
            Depreciation and amortization of property and equipment                   70,436       87,896
            Amortization of product development costs and comedy material rights      87,858       92,290
            Provision for doubtful accounts                                            8,750        2,398
     Increase (decrease) from changes in operating assets and liabilities:
            Accounts receivable                                                      196,450       78,463
            Inventories                                                               19,007        1,541
            Product development costs                                                (99,490)    (113,672)
            Prepaid expenses                                                         (57,831)      11,184
            Other assets                                                                --           (550)
            Accounts payable and accrued expenses                                    (22,499)     (51,358)
            Deferred revenue                                                          (1,123)      (4,167)
            Customer deposits                                                          3,950       34,650
                                                                                   ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                       428,477      288,467

INVESTING ACTIVITIES
     Purchase of short-term investments                                             (312,304)        --
     Purchases of property and equipment                                            (116,059)     (91,782)
                                                                                   ---------    ---------
     NET CASH USED BY INVESTING ACTIVITIES                                          (428,363)     (91,782)

FINANCING ACTIVITIES
     Principal payments on note payable                                              (16,667)     (16,666)
     Principal payments on capital lease obligations                                    --         (3,202)
                                                                                   ---------    ---------
     NET CASH USED BY FINANCING ACTIVITIES                                           (16,667)     (19,868)
                                                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (16,553)     176,817

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     422,339      354,332
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 405,786    $ 531,149
                                                                                   =========    =========



Supplemental disclosures of cash flow information:

    Cash paid for interest                                                         $    --      $      46
                                                                                   =========    =========


                   See notes to interim financial statements


                                 TM CENTURY INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 March 31, 2001

1.  BASIS OF PRESENTATION

The interim  financial  statements of TM Century,  Inc. (the "Company") at March
31, 2001, and for the three and six months ended March 31, 2001 and 2000, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The
September 30, 2000, balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 2000. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2001 presentation.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended March 31, 2001 are not necessarily indicative of the results which can be expected for the entire fiscal year.


2.  EARNINGS PER SHARE

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. Diluted earnings per share includes common stock equivalents, if dilutive.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                       Three Months Ended          Six Months Ended
                                                             March 31                  March 31
                                                    ------------------------   -----------------------
                                                       2001          2000         2001         2000
                                                       ----          ----         ----         ----
Net Income (Loss)                                   $  (27,841)   $   59,429   $  222,969   $  149,792

Weighted Average Number of Shares Outstanding
      Basic                                          2,483,193     2,483,193    2,483,193    2,483,193
      Dilutive effect of common stock equivalents            0        11,846        3,473        7,957
                                                    ----------    ----------   ----------   ----------
      Diluted                                        2,483,193     2,495,039    2,486,666    2,491,150

Earnings Per Share:
      Basic Net Income (Loss)                       $     (.01)   $      .02   $      .09   $      .06
                                                    ==========    ==========   ==========   ==========
      Diluted Net Income (Loss)                     $     (.01)   $      .02   $      .09   $      .06
                                                    ==========    ==========   ==========   ==========


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

During the six months ended March 31, 2001 approximately $116,000 was spent for the purchase of property and equipment, primarily associated with upgrades of network hardware and software and the conversion of warehouse space into offices. Purchases of property and equipment for the same period in 2000 was $92,000 and included costs related to the upgrade of production equipment and a new delivery van. Expenditures for product development for the quarter were approximately $54,000 and $59,000 for 2001 and 2000, respectively. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves and operations of the Company. The Company generated cash flows from operations of approximately $428,000 and $288,000 during the six months ended March 31, 2001 and 2000, respectively. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $260,000 in fiscal 2001. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 2001. The Company has no other significant commitments for capital expenditures in fiscal 2001.

RESULTS OF CONTINUING OPERATIONS

Comparison of the Three Month Periods Ended March 31, 2001 and 2000
-------------------------------------------------------------------

Revenues decreased approximately $266,000 or 15.8% in the three month period ended March 31, 2001 as compared to the same period for the previous year. The revenue decrease was primarily due to a decrease in revenues for music services of $142,000, production libraries of $140,000 and comedy services of $50,000. Offsetting these decreases was an increase in jingle revenue of $60,000 and other revenue of $6,000.

Revenues of weekly HitDisc services decreased $25,000, while GoldDisc revenues fell $117,000, resulting in a net decrease in music services revenue of 20.5% as compared to the same period of the previous year. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

Production library revenues decreased $140,000, or 29.8%. Decreases in production library revenue is largely due to a decrease in advertising revenue generated from barter sales. The softening of the advertising market brought on by the downturn in the economy in the current fiscal quarter resulted in reduced rates for advertising spots used to generate a substantial portion of the revenue for production libraries and other TM Century products. Cash sales to both domestic and international clients saw an increase in the current quarter compared to the same period last year. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

Jingles revenue increased $60,000, or 22.2% over the same period in 2000 due to an increase in custom jingle production domestically and an increase in royalties revenue.

Comedy network revenue decreased $50,000, or 19.9% compared to the same period in 2000. This decrease was primarily due to the decrease in advertising revenue generated from barter sales.

Commissions decreased $100,000 or 29.00%, and reflects the decrease in barter revenue. As a percentage of revenues, commissions decreased from 20.3% to 17.0% due to changes in the revenue structure where barter revenue decreased.

Production, programming and technical costs decreased $20,000 or 4.2%, and as a percentage of revenue increased from 28.2% to 32.1%. The decrease in costs is due to a combination of cost reduction efforts and staff reorganization which resulted in more efficient disc production.

General and administrative costs decreased $26,000, or 5.1%, reflecting a decrease in legal costs, salaries and benefits and facilities expenses.

Selling costs decreased $25,000 or 9.0%, and as a percentage of revenues increased from 16.2% to 17.5%. The decrease in expenses was created by a decrease in the commission expense reflective of the decreased revenues.

Depreciation and amortization of property and equipment decreased $4,600 or 11.4% and is primarily due to more depreciable assets nearing the end of their depreciable lives.

Comparison of the Six Month Periods Ended March 31, 2001 and 2000
-----------------------------------------------------------------

Revenues decreased approximately $135,000 or 4.1% in the six month period ended March 31, 2001 as compared to the same period for the previous year. The revenue decrease was primarily due to a decrease in revenues for music services of $258,000 and jingles of $10,000, offset by increases in revenues from production libraries of $42,000, and comedy of $91,000.

Revenues of weekly HitDisc services decreased $48,000, while GoldDisc revenues decreased $210,000, resulting in a decrease in music services revenue of 18.6% as compared to the same period of the previous year. The decrease in compact disc music library revenues was primarily due to a decrease in weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

Production library revenues increased $42,000, or 4.9%. Increases in production library revenue is due to the introduction of new products and the broadening markets, both domestically and internationally. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. Although advertising revenue for the first three months of the period was strong, the softening of the advertising market brought on by the downturn in the economy in the last three months of the period resulted in reduced rates for advertising spots used to generate a substantial portion of the revenue for production libraries and other TM Century products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

Jingles revenue decreased $10,000 or 1.7% over the same period in 2000. Domestic jingles revenue reflected an increase, primarily due to increased custom jingle production, while international jingle production showed a decline when compared to the same period in the prior year.

Comedy revenue increased $91,000, or 19.9%. Increases in comedy revenue are primarily due to the increase in advertising sales which are generated by contracts for services through barter arrangements. Both domestic and international cash revenues increased over the same period last year at a rate of 8% and 20%, respectively.

Commissions decreased $3,000 or 0.4%, and reflect the decrease in commissions paid to third party international representatives.

Production, programming and technical costs decreased $121,000 or 12.6%, and as a percentage of revenue decreased from 29.1% to 26.5%. These reduced costs, related to the production and shipping of products, resulted from the conversion to in-house disc production which allows the Company to control costs through lower inventory levels and more efficient use of personnel.

General and administrative costs decreased $39,000 or 4.0%, reflecting a decrease in professional fees, travel costs and bad debt expense.

Selling costs decreased $17,000 or 3.3%, and as a percentage of revenues increased from 15.2% to 15.3%. The decrease in selling expenses reflects a decrease in sales commissions indicative of the overall decrease in revenues.

Depreciation and amortization of property and equipment decreased $17,000 or 19.8% and is primarily due to more depreciable assets nearing the end of their depreciable lives.

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

                                                 Dated: May 10, 2001

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