Form 10QSB
period 2001-06-30
TM CENTURY INC
filed 2001-08-13
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB


            ---
             X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            ---

                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2001


            ---
                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
            ---

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

The number of issuer's shares of Common Stock outstanding as of June 30, 2001 was 2,483,193.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---


                                TM Century, Inc.
                                 Balance Sheets
                June 30, 2001 (Unaudited) and September 30, 2000

                                     ASSETS

                                                                                June 30, 2001           September 30, 2000
                                                                            ----------------------    ----------------------
CURRENT ASSETS
        Cash and cash equivalents                                            $            422,043      $            422,339
        Short-term investments                                                            635,575                   321,495
        Accounts receivable less allowance for doubtful
          accounts of $88,866  and $95,510 respectively                                   556,310                   693,997
        Inventories, net of allowance for obsolescence of $258,545                        405,532                   448,293
        Prepaid expenses                                                                   67,982                    44,685
                                                                            ----------------------    ----------------------
              TOTAL CURRENT ASSETS                                                      2,087,442                 1,930,809

PROPERTY AND EQUIPMENT                                                                  2,871,231                 2,730,584
        Less accumulated depreciation and amortization                                 (2,370,203)               (2,263,000)
                                                                            ----------------------    ----------------------
              NET PROPERTY AND EQUIPMENT                                                  501,028                   467,584

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
        of $1,900,883 and $1,784,549 respectively                                         403,362                   377,240
COMEDY MATERIAL RIGHTS, net of accumulated amortization
        of $62,000 and $43,400 respectively                                                62,000                    80,601
OTHER ASSETS                                                                               19,804                    19,804
                                                                            ----------------------    ----------------------

        TOTAL ASSETS                                                         $          3,073,636      $          2,876,038
                                                                            ======================    ======================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of note payable                                      $             22,667      $             33,333
        Accounts payable                                                                   18,636                    48,833
        Accrued expenses                                                                  100,657                   113,017
        Deferred revenue                                                                   95,473                   100,850
        Customer deposits                                                                  55,538                    46,916
                                                                            ----------------------    ----------------------
              TOTAL CURRENT LIABILITIES                                                   292,971                   342,949

NOTE PAYABLE, less current portion                                                         18,000                    32,334
CUSTOMER DEPOSITS - NON-CURRENT                                                           141,115                   138,072
                                                                            ----------------------    ----------------------
              TOTAL LIABILITIES                                                           452,086                   513,355

STOCKHOLDERS' EQUITY
        Common stock, $.01 par value; authorized 7,500,000 shares;                         29,705                    29,705
           2,970,481 shares issued; and 2,483,193 shares outstanding
        Additional paid-in capital                                                      2,275,272                 2,275,272
        Retained earnings                                                               1,607,800                 1,348,933
        Treasury stock - at cost, 487,288 shares                                       (1,291,227)               (1,291,227)
                                                                            ----------------------    ----------------------
              TOTAL STOCKHOLDERS' EQUITY                                                2,621,550                 2,362,683
                                                                            ----------------------    ----------------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $          3,073,636      $          2,876,038
                                                                            ======================    ======================


                   See notes to interim finanical statements
                                       2


                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
                For the Three Months Ended June 30, 2001 and 2000


                                                                       2001                        2000
                                                             -------------------------   -------------------------
REVENUES                                                      $             1,451,013     $             1,764,987
      Less  Commissions                                                       256,502                     374,617
                                                             -------------------------   -------------------------
           NET REVENUES                                                     1,194,511                   1,390,370

COSTS AND EXPENSES
      Production, Programming, and Technical Costs                            418,067                     479,544
      General and Administrative                                              475,963                     514,864
      Selling Costs                                                           231,651                     247,736
      Depreciation                                                             36,890                      33,692
                                                             -------------------------   -------------------------
           TOTAL COSTS AND EXPENSES                                         1,162,571                   1,275,836

                                                             -------------------------   -------------------------
OPERATING INCOME                                                               31,940                     114,534

OTHER INCOME (EXPENSE)
      Interest income                                                           4,318                       3,316
      Other income (expense), net                                                (360)                         20
                                                             -------------------------   -------------------------
           TOTAL OTHER INCOME                                                   3,958                       3,336
                                                             -------------------------   -------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                       35,898                     117,870

PROVISION FOR INCOME TAXES                                                          -                           -

                                                             -------------------------   -------------------------
NET INCOME                                                    $                35,898     $               117,870
                                                             =========================   =========================

RETAINED EARNINGS, BEGINNING OF PERIOD                                      1,571,902                     553,475
                                                             -------------------------   -------------------------

RETAINED EARNINGS, END OF PERIOD                              $             1,607,800     $               671,345
                                                             =========================   =========================

BASIC NET INCOME PER COMMON SHARE                             $                  0.01     $                  0.05
                                                             =========================   =========================

DILUTED NET INCOME PER COMMON SHARE                           $                  0.01     $                  0.05
                                                             =========================   =========================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  2,483,193                   2,483,193
                                                             =========================   =========================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                                     2,494,897                   2,489,669
                                                             =========================   =========================


                   See notes to interim finanical statements
                                        3


                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
                For the Nine Months Ended June 30, 2001 and 2000



                                                                     2001                         2000
                                                            ------------------------    -------------------------
REVENUES                                                     $            4,602,405      $             5,051,778
      Less  Commissions                                                     880,206                    1,000,871
                                                            ------------------------    -------------------------
           NET REVENUES                                                   3,722,199                    4,050,907

COSTS AND EXPENSES
      Production, Programming, and Technical Costs                        1,254,556                    1,436,831
      General and Administrative                                          1,405,697                    1,483,847
      Selling Costs                                                         713,794                      746,487
      Depreciation                                                          107,326                      121,588
                                                            ------------------------    -------------------------
           TOTAL COSTS AND EXPENSES                                       3,481,373                    3,788,753

                                                            ------------------------    -------------------------
OPERATING INCOME                                                            240,826                      262,154

OTHER INCOME (EXPENSE)
      Interest income                                                        18,366                        4,454
      Other income (expense), net                                              (325)                       1,054
                                                            ------------------------    -------------------------
           TOTAL OTHER INCOME                                                18,041                        5,508
                                                            ------------------------    -------------------------

INCOME BEFORE PROVISION FOR INCOME TAXES                                    258,867                      267,662

PROVISION FOR INCOME TAXES                                                        -                            -

                                                            ------------------------    -------------------------
NET INCOME                                                   $              258,867      $               267,662
                                                            ========================    =========================

RETAINED EARNINGS, BEGINNING OF PERIOD                                    1,348,933                      403,683
                                                            ------------------------    -------------------------

RETAINED EARNINGS, END OF PERIOD                             $            1,607,800      $               671,345
                                                            ========================    =========================

BASIC NET INCOME PER COMMON SHARE                            $                 0.10      $                  0.11
                                                            ========================    =========================

DILUTED NET INCOME PER COMMON SHARE                          $                 0.10      $                  0.11
                                                            ========================    =========================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                2,483,193                    2,483,193
                                                            ========================    =========================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                                   2,491,969                    2,490,488
                                                            ========================    =========================


                    See notes to interim finanical statements
                                        4


                                TM Century, Inc.
                      Statements of Cash Flows (Unaudited)
                For the Nine Months Ended June 30, 2001 and 2000

                                                                                             2001                 2000
                                                                                       -----------------    -----------------
OPERATING ACTIVITIES
     Net income                                                                         $       258,867      $       267,662
     Adjustments to reconcile net income to
     net cash provided by operating activities
            Depreciation and amortization of property and equipment                             107,326              121,588
            Amortization of product development costs and comedy material rights                134,934              142,207
            Provision for doubtful accounts                                                      12,500               22,500
     Increase (decrease) from changes in operating assets and liabilities:
            Accounts receivable                                                                 125,187               50,436
            Inventories                                                                          42,761              (10,386)
            Product development costs                                                          (142,455)            (169,320)
            Prepaid expenses                                                                    (23,297)             (16,653)
            Other assets                                                                              -                 (550)
            Accounts payable and accrued expenses                                               (42,557)             (73,050)
            Deferred revenue                                                                     (5,377)             (47,294)
            Customer deposits                                                                    11,665               39,356
                                                                                       -----------------    -----------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  479,554              326,496

INVESTING ACTIVITIES
     Purchase of short-term investments                                                        (314,080)                   -
     Purchases of property and equipment                                                       (140,770)            (131,375)
                                                                                       -----------------    -----------------
     NET CASH USED IN INVESTING ACTIVITIES                                                     (454,850)            (131,375)

FINANCING ACTIVITIES
     Principal payments on note payable                                                         (25,000)             (25,000)
     Principal payments on capital lease obligations                                                  -               (3,202)
                                                                                       -----------------    -----------------
     NET CASH USED IN FINANCING ACTIVITIES                                                      (25,000)             (28,202)
                                                                                       -----------------    -----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                               (296)             166,919

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                422,339              354,332
                                                                                       -----------------    -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $       422,043      $       521,251
                                                                                       =================    =================


                    See notes to interim finanical statements
                                        5


                                 TM CENTURY INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  June 30, 2001

1.  BASIS OF PRESENTATION

The interim financial statements of TM Century, Inc. (the "Company") at June 30,
2001, and for the three and nine months ended June 30, 2001 and 2000, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The
September 30, 2000 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 2000. Certain amounts previously reported in prior interim financial statements have been reclassified to conform to the 2001 presentation.

The accompanying unaudited financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine months ended June 30, 2001 are not necessarily indicative of the results which can be expected for the entire fiscal year.


2.  EARNINGS PER SHARE

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. Diluted earnings per share include common stock equivalents, if dilutive.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                         Three Months Ended             Nine months Ended
                                                               June 30                       June 30
                                                    ---------------------------   ---------------------------
                                                         2001           2000           2001           2000
                                                         ----           ----           ----           ----

Net Income                                                35,898        117,870        258,867        267,662


Weighted Average Number of Shares Outstanding
      Basic                                            2,483,193      2,483,193      2,483,193      2,483,193
      Dilutive effect of common stock equivalents         11,704          6,476          8,776          7,295
                                                    ------------   ------------   ------------   ------------
      Diluted                                          2,494,897      2,489,669      2,491,969      2,490,488

Earnings Per Share:
      Basic                                         $        .01   $        .05   $        .10   $        .11
                                                    ============   ============   ============   ============
      Diluted                                       $        .01   $        .05   $        .10   $        .11
                                                    ============   ============   ============   ============


                                TM CENTURY, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                              OR PLAN OF OPERATION

TM Century, Inc. (the "Company") is engaged primarily in the creation, production, marketing and worldwide distribution of music libraries, production libraries, comedy services, station identification and commercials for broadcast multimedia use.

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

During the nine months ended June 30, 2001 approximately $141,000 was spent for the purchase of property and equipment, primarily associated with upgrades of network hardware and software and the conversion of warehouse space into offices. Purchases of property and equipment for the same period in 2000 was $131,000 and included costs related to the upgrade of production equipment and a new delivery van. Expenditures for product development for the nine months ending June 30, 2001 and 2000 were approximately $142,000 and $169,000, respectively. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves and operations of the Company. The Company generated cash flows from operations of approximately $480,000 and $326,000 during the nine months ended June 30, 2001 and 2000, respectively. The Company's expenditures for property, equipment and development of new products are discretionary. Product development expenditures are expected to be approximately $260,000 in fiscal 2001. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 2001. The Company has no other significant commitments for capital expenditures in fiscal 2001.

RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended June 30, 2001 and 2000
------------------------------------------------------------------

Revenues decreased approximately $314,000, or 17.8% in the three month period ended June 30, 2001 as compared to the same period for the previous year. The revenue decrease was due to a decrease in revenues for music services of $93,000, production libraries of $120,000, jingles of $23,000 and comedy services of $78,000.

The majority of the Company's clients are businesses that depend on advertising sales for their income. The serious recession in advertising expenditures this year has caused most, if not all, of these businesses to curtail or postpone spending, especially in non-essential products such as those marketed by the Company. It is management's view that the worst of the recession is past and a return to positive growth trends for advertising is anticipated for the fourth calendar quarter of this year, which should in turn result in increased spending on products such as those marketed by the Company.

Revenues of weekly HitDisc services decreased $39,000, while GoldDisc revenues fell $54,000, resulting in a net decrease in music services revenue of 14.3% as compared to the same period of the previous year. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

Production library revenues decreased $120,000, or 22.4%. Decreases in production library revenue is largely due to a decrease in advertising revenue generated from barter sales. The softening of the advertising market brought on by the downturn in the economy in the current fiscal quarter resulted in reduced rates for advertising spots used to generate a substantial portion of the revenue for production libraries and other Company products. Cash sales to domestic clients saw an increase in the current quarter compared to the same period last year. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

Jingles revenue decreased $23,000, or 8.6% over the same period in 2000 due to a $28,000 decrease in jingle production both domestically and internationally. The decrease in jingle production revenue was offset by a $5,800 increase in royalties.

Comedy network revenue decreased $78,000, or 24.8% compared to the same period in 2000. This decrease was primarily due to the decrease in advertising revenue generated from barter sales.

Commissions deFcreased $118,000, or 31.5%, and reflect both the decrease in barter revenue and international revenue generated by third party representatives. As a percentage of revenues, commissions decreased from 21.2% to 17.7% due to changes in the revenue structure where barter revenue decreased.

Production, programming and technical costs decreased $61,000, or 12.8%, and as a percentage of revenue increased from 27.2% to 28.8%. The decrease in costs is due to a combination of cost reduction efforts and staff reorganization which resulted in more efficient disc production.

General and administrative costs decreased $39,000, or 7.6%, reflecting a decrease in legal costs, salaries and benefits and facilities expenses.

Selling costs decreased $16,000, or 6.5%, and as a percentage of revenues increased from 14.0% to 16.0%. The decrease in expenses was created by a decrease in the commission expense reflective of the decreased revenues.

Depreciation and amortization of property and equipment increased $3,200, or 9.5%, reflecting the purchase of depreciable assets in the current period.

Comparison of the Nine Month Periods Ended June 30, 2001 and 2000
-----------------------------------------------------------------

Revenues decreased approximately $449,000, or 8.9% in the nine month period ended June 30, 2001 as compared to the same period for the previous year. The revenue decrease was primarily due to a decrease in revenues for music services of $352,000, production libraries of $78,000, jingles of $32,000, offset by an increase in comedy revenue of $13,000.

The majority of the Company's clients are businesses that depend on advertising sales for their income. The serious recession in advertising expenditures this year has caused most, if not all, of these businesses to curtail or postpone spending, especially in non-essential products such as those marketed by the Company. It is management's view that the worst of the recession is past and a return to positive growth trends for advertising is anticipated in the fourth calendar quarter of this year, which should in turn result in increased spending on products such as those marketed by the Company.

Revenues of weekly HitDisc services decreased $87,000, while GoldDisc revenues decreased $265,000, resulting in a decrease in music services revenue of 17.3% as compared to the same period of the previous year. The decrease in compact disc music library revenues was primarily due to a decrease in weekly and recurrent music sales for international customers. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

Production library revenues decreased $78,000, or 5.6%. Although production library revenue generated from cash sales increased $87,000, or 28.2%, a drop in barter revenue of $164,000 resulted in the overall reduction in revenues for this product. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and the introduction of new products and the broadening markets, both domestically and internationally. Although advertising revenue for the first three months of the period was strong, the softening of the advertising market brought on by the downturn in the economy in the last six months of the period resulted in reduced rates for advertising spots used to generate a substantial portion of the revenue for production libraries and other Company products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

Jingles  revenue  decreased  $32,000,  or 3.9%  over  the same  period  in 2000.
Domestic jingles revenue reflected an increase, primarily due to increased custom jingle production, while international jingle production showed a decline when compared to the same period in the prior year.

Comedy revenue increased $13,000, or 1.8%. The increase in comedy revenue was due to an increase in advertising revenues in the first quarter of the period generated by sales of services on barter. Both domestic and international cash revenues increased over the same period last year at a rate of 2% and 12%, respectively.

Commissions  decreased  $121,000,  or 12.0%,  and reflect  both the  decrease in
barter   revenue   and   international   revenue   generated   by  third   party
representatives.

Production, programming and technical costs decreased $182,000, or 12.7%, and as a percentage of revenue decreased from 28.4% to 27.26%. These reduced costs, related to the production and shipping of products, resulted from the conversion to in-house disc production, which allows the Company to control costs through lower inventory levels and more efficient use of personnel.

General and administrative costs decreased $78,000, or 5.3%, reflecting a decrease in professional fees, travel costs and bad debt expense.

Selling costs decreased $33,000, or 4.4%, and as a percentage of revenues increased from 14.8% to 15.5%. The decrease in selling expenses reflects a decrease in sales commissions indicative of the overall decrease in revenues.

Depreciation and amortization of property and equipment decreased $14,000, or 11.7% and is primarily due to more depreciable assets nearing the end of their depreciable lives.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings - Not applicable.

Item 2. Changes in securities - Not applicable.

Item 3. Defaults upon senior securities - Not applicable.

Item 4. Submission of matters to a vote of security holders

The holders of approximately 69.5% or 1,725,750 shares of the outstanding common stock of the Company, by written consent executed as of April 30, 2001 in accordance with Delaware law, (i) re-elected all five directors of the Company, Marjorie L. McIntyre, A. Ann Armstrong, Carol M. Long, Michael Cope and R. David Graupner, (ii) approved the anticipated appointment of King Griffin & Adamson P.C. as the Company's independent certified public accountants for the fiscal year ended September 30, 2001, and (iii) ratified the TM Century, Inc. 2000 Stock Option Plan. The Company did not solicit proxies or consents in connection therewith.

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Dated August 10 , 2001

                                         TM CENTURY, INC.


                                         BY:/s/Teri R.S. James
                                         Teri R.S. James
                                         Chief Financial Officer
                                         (Principal Accounting Officer)


                                         BY:/s/R. David Graupner
                                         R. David Graupner
                                         Chief Executive Officer
                                         (Principal Executive Officer)