Form 10KSB
period 2001-09-30
TM CENTURY INC
filed 2001-12-24
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2001       Commission file No. 0-13167


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

                          Common Stock, $.01 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenue for its most recent fiscal year was $6,043,418.

The aggregate market value of the voting stock held by non-affiliates of the issuer on September 30, 2001 based upon the average bid and asked prices of such stock on that date was $497,696. The number of issuer's shares of Common Stock outstanding as of September 30, 2001 was 2,483,193.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company's 2001 Information Statement is incorporated by reference in Part III.

Transitional Small Business Disclosure Format (check one): Yes___ No   X
                                                                     ---

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

Products provided to clients on compact disc are mastered by the Company and replicated in-house on compact discs available from a number of suppliers.
Management believes that the loss of the current sources of supply would not cause any significant interruption of the Company's operations, as there are several alternative sources of compact discs available.

Due to the wide variety of music services in multiple formats offered by the Company on compact disc, a significant number of compact discs are maintained on the premises. The implementation of in-house disc replication for all products during 2000 allows greater control over inventory levels necessary to satisfy shipping requirements on a timely basis, however, certain inventory levels must be maintained for products produced in prior periods.

Radio jingles provide short identity songs for radio stations that promote name recognition for the station. These are written and produced in the Company's studios and are provided to customers on digital audio tape or compact disc.

Set forth in the following tables are the Company's gross revenues (in thousands) by significant product category for the years ended September 30, 2001 and 2000.

     (Dollar Amounts in Thousands)
                                                                  2001     2000
                                                                 ------   ------
     Broadcast Services
     Music Libraries                                             $4,959   $5,714
     Radio Jingles                                                1,034    1,142
     Software and Compact Disc Equipment                              0        0
     Other                                                           50       48
                                                                 ------   ------
     Total                                                       $6,043   $6,904
                                                                 ======   ======

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

Sales of music libraries are made primarily on an individual order basis. Contractual agreements for the sale of production libraries generally call for equal monthly payments by the customer over terms of up to 36 months. Weekly music services are sold under contracts of one month to three-year terms. The Company's other products are generally sold pursuant to individual orders. Both commercial and station identification jingles are primarily sold on a cash basis.

Customers
---------

The Company's business is largely dependent upon the broadcasting industry. Revenues are generated from sales to customers in the United States and worldwide. According to industry publications, approximately 13,000 radio stations are licensed by the Federal Communications Commission (FCC) for public broadcasting in the United States. Management believes that approximately 11,000 stations in the U. S. may require products and services of the type provided by the Company. No single customer has accounted for more than 10% of the Company's revenues in any of the past two years. In fiscal 2001 the Company saw a significant increase in its sales of music libraries outside the traditional broadcast industry, particularly to Internet based businesses.

Gross revenues from foreign sales totaled $970,000, and $1,200,000 for the years ended 2001 and 2000, respectively.

Competition
-----------

The Company competes with several other music syndicators that provide either music libraries or radio jingle packages to the broadcast industry. Management believes the Company offers a broader array of broadcast products and services than any of its competitors. Competing radio program syndicators generally provide either jingles, production libraries, or music on tape, records, compact disc, or via satellite. Management believes the Company is one of the leading suppliers of radio music services and the largest supplier of radio music services on compact disc. The Company competes with several hundred jingle producers; however, management believes only a few specialize in radio station identification materials. Management believes the Company is one of the larger suppliers of radio station identification jingles in the industry. Several dozen providers of production libraries compete with the Company. Management believes the Company is one of the major suppliers of production libraries to the radio industry. While certain competing products may be considered to be equal in price or technical performance, management believes the Company also competes effectively on the basis of quality and creativity within each product line.

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

Employees
---------

As of December 1, 2001, the Company had approximately 43 full-time employees. The Company also contracts with other personnel and subcontractors who provide creative talent for various projects on an as-needed basis.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal operations are conducted from a leased 46,645 square foot office and production facility located at 2002 Academy, Dallas, Texas. The facility is comprised of sales and administrative offices and recording studios. The facility is leased from unaffiliated third parties under a lease that expires on July 15, 2003. The lease may be extended at the Company's option for two additional five-year terms. The first five year term rental rate is based on a fixed amount per square foot which is approximately a 6.3% increase over the 2003 year rental rate. The second five year term is subject to rental adjustments based on a formula related to fair market rental. Effective July 1, 2001 the Company entered into an agreement with an unrelated third party to sublease approximately 4,800 square feet of space for a term of approximately 26 months. Management believes that the facility currently occupied is sufficient for its existing activities and potential growth for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. In fiscal 1998 and 1999 certain liabilities were recorded relative to the claims of the RIAA, however, as no litigation was initiated and no correspondence was received after February 1999, it was the opinion of management that the accrued legal settlement should be removed. Accordingly, the accompanying Statements of Operations for the year ended September 30, 2000 includes a $440,523 increase in income resulting from the reversal of the liability previously recorded.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 2001.

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

                                           High         Low
                                         --------     -------
     Fiscal 2001:
                        1st Quarter      $    .81     $   .44
                        2nd Quarter          1.00         .50
                        3rd Quarter           .75         .74
                        4th Quarter           .74         .45

     Fiscal 2000:
                        1st Quarter      $    .81     $   .63
                        2nd Quarter           .81         .53
                        3rd Quarter           .78         .50
                        4th Quarter           .69         .44


As of September 30, 2001 the Company had approximately 196 record owners and 242 beneficial owners of its common stock. The Company has not paid dividends on the common stock and does not anticipate paying dividends in the foreseeable future.

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

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, continued maturation of the domestic and international markets for compact disc technology; acceptance by the customers of the Company's existing and any new products and formats; the development by competitors of products using improved or alternative technologies and the potential obsolescence of technologies used by the Company; the continued availability of software, hardware and other products obtained by the Company from third parties; dependence on distributors, particularly in the international market; the retention of employees; the success of the Company's current and future efforts to reduce operating expenses; the effectiveness of new marketing strategies; and general economic conditions including, but not limited to, terrorist attacks on the United States and the effect on the economy in general and on the Company's revenue base in particular. Additionally, the Company may not have the ability to develop new products cost-effectively. There may be other risks and uncertainties that management is not able to predict. When used in this Annual Report, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by section 21E of the Securities Exchange Commission Act of 1934.

Liquidity and Capital Resources
-------------------------------

The Company relies upon current sales of music libraries and jingles on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to three years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries and jingles and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 2002.

During  fiscal  2001,  the Company  incurred  approximately  $156,000 in capital expenditures for the purchase of property and equipment compared to capital expenditures of approximately $175,000 in 2000. Capital expenditures in 2001 were primarily associated with upgrades of production equipment and the conversion of warehouse space into office space. Product development costs of $192,000 were incurred during fiscal 2001 for new music libraries and music library updates, which compares to product development expenditures of $221,000 in 2000. Funds for operating needs, new product development, and capital expenditures for the year ended September 30, 2001 were provided from operations and cash reserves. The Company generated cash flows from operations of approximately $547,000 and $602,000 during the years ended September 30, 2001 and 2000, respectively. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $250,000 in fiscal 2002. The Company has no other significant commitments for capital expenditures in fiscal 2002. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet capital requirements.

Effective January 2, 2000, the Company purchased the remaining 50% interest of certain comedy material that was written and produced by an individual for broadcast by radio stations and marketed by the Company, resulting in the Company owning 100% of such Comedy Service. For consideration of the comedy material and the Company being able to use the individual's name in connection with promoting the Comedy Service the Company agreed to pay to the individual a total of $124,000, payable over five years through December 2, 2003.

Customer deposits decreased to $160,000 as of September 30, 2001, from $185,000 as of September 30, 2000, for deposits received from customers ordering products. The balance in customer deposits is dependent upon the timing of customer orders for compact disc libraries, jingles, and production libraries.

The Company has net  operating  loss  carryforwards  of  approximately  $523,000 available to offset future taxable income expiring in 2011 through 2013. A valuation allowance of approximately $354,000 has been provided to reduce the total net deferred tax asset to zero because of the uncertainty that the tax assets will be realized. Realization is dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards.


Results of  Operations
----------------------

Fiscal 2001 Compared to Fiscal 2000
-----------------------------------

The Company experienced a 12.5% decrease in revenues from $6.9 million in 2000 to $6.0 million in 2001. The overall decrease was due to a decrease in advertising revenues, which decreased from $2.8 million to $2.4 million in the current year, combined with a 16.9% decrease in international revenues. Music libraries revenue generated from HitDisc and GoldDisc sales decreased $514,000 or 19.1%, due to decreases in domestic and international sales. Revenues generated from production libraries decreased $213,000, or 10.9%, which is attributable to a decrease in advertising rates for barter service. Barter revenues are derived from obtaining airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. Revenues from radio jingles decreased by $108,000, or 9.5%, primarily due to a decrease in the sales volume of custom and syndicated jingles packages being sold internationally. Weekly comedy service revenue decreased from $1,079,000 in 2000 to $1,050,000 in 2001, or 2.6%. The overall decrease in advertising revenue is primarily responsible for this decrease, as barter contracts make up a significant percentage of the total comedy service.

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

Commissions as a percentage of revenues decreased to 19.0% of revenue in fiscal 2001 from 19.9% of revenue in fiscal 2000. This decrease is due to changes in the revenue structure where a greater percentage of international revenue was derived from direct sales rather than through third-party representatives.

Production, programming and technical costs decreased 13.5% to $1.7 million in 2001 from $1.9 million in 2000. The decrease is primarily due to lower direct costs resulting from the conversion to in-house compact disc replication, combined with cost saving measures implemented in all other aspects of production and shipping. As a percentage of revenue these costs decreased from 28% in 2000 to 27% in 2001.

General and administrative costs decreased $99,800, or 5.1%. A reallocation of payroll expenses related to sales personnel, along with reductions in bad debt expense and facilities management costs were responsible for the decrease.

Selling costs reflected a decrease of $83,000, or 8.4% over 2000. Cost of sales personnel decreased as a percentage of lower overall revenues, offset by an increase in advertising costs.

Depreciation and amortization expense decreased $11,000, or 7.3%, primarily as a result of more assets being fully depreciated compared to the prior year.

On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. In fiscal 1998 and 1999 certain liabilities were recorded relative to the claims of the RIAA, however, as no litigation was initiated and no correspondence was received after February 1999, it was the opinion of management that the accrued legal settlement should be removed. Accordingly, the accompanying Statements of Operations for the year ended September 30, 2000 includes a $440,523 increase in income resulting from the reversal of the liability previously recorded.

Accounting Matters
------------------

The Financial Accounting Standards Board ("FASB") periodically issues accounting standards that may affect the financial accounting or disclosures of the Company. There are no accounting standards that have been issued, but not yet adopted by the Company, which would have a material effect on the financial position or results of operations of the Company.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" which requires the purchase method of accounting for business combination transactions initiated after June 30, 2001.

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets". The statement requires that goodwill recorded on acquisitions completed prior to July 1, 2001 be amortized through December 31, 2001. Goodwill amortization is precluded on acquisitions completed after June 30, 2001. Effective January 1, 2002, goodwill will no longer be amortized but will be tested for impairment as set forth in the statement. Management is currently reviewing the new standard and evaluating the effects of this standard on future financial condition, results of operations, and accounting policies and practices.

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



ITEM 7. FINANCIAL STATEMENTS

The financial statements and notes thereto, together with the report thereon of King Griffin & Adamson P.C. dated November 14, 2001 are included elsewhere in this report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is contained under the heading "Information Concerning the Directors and Executive Officers" in the Company's 2002 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Executive Compensation" in the Company's 2002 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the heading "Voting Securities and Principal Stockholders" in the Company's 2002 Information
Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the heading "Executive Compensation" in the Company's 2002 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

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

21   Subsidiaries

Notes to Exhibits:
     (1) Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-18 (No. 2- 93588-FW), filed October 2, 1984, as amended.
     (2) Incorporated by reference to the indicated exhibit to the Quarterly Report on Form 10-Q for the indicated period, of the Registrant.
     (3) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991.
     (4) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1992, of the Registrant.
     (5) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994.
     (6) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.


* The documents filed or incorporated by reference as Exhibits 10(a),  (b), (e),
(f), (g) and (h) hereto constitute management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Dated: December 19, 2001

                                                        TM CENTURY, INC.


                                                        BY: /s/Teri R.S. James
                                                           ---------------------
                                                        Teri R.S. James
                                                        Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                               DATE:

/s/Teri R.S. James                                             December 19, 2001
------------------
TERI R.S. JAMES, Chief Financial Officer
(Principal financial and accounting officer)


/s/R.David Graupner                                            December 19, 2001
-------------------
R. DAVID GRAUPNER, President and Chief Executive Officer
(Principal executive officer)


/s/Marjorie L. McIntyre                                        December 19, 2001
-----------------------
MARJORIE L. MCINTYRE, Chairman of the Board of Directors


/s/A.  Ann Armstrong                                           December 19, 2001
---------------------------
A. ANN ARMSTRONG, Director


/s/Carol M. Long                                               December 19, 2001
----------------
CAROL LONG, Director


/s/Michael Cope                                                December 19, 2001
------------------
MICHAEL COPE, Director

                                TM CENTURY, INC.

                          INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                            13

Financial Statements:

Balance Sheets at September 30, 2001 and 2000                                 14

Statements of Operations for the Years Ended
  September 30, 2001 and 2000                                                 15

Statement of Stockholders' Equity for the Years
   Ended September 30, 2001 and 2000                                          16

Statements of Cash Flows for the Years Ended
   September 30, 2001 and 2000                                                17

Notes to Financial Statements                                                 18

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


To The Board of Directors
TM Century, Inc.

We have audited the accompanying balance sheets of TM Century, Inc. as of September 30, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TM Century, Inc. as of September 30, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                  /s/KING GRIFFIN & ADAMSON P.C.

Dallas, Texas
November 14, 2001



                                TM Century, Inc.
                                 Balance Sheets
                           September 30, 2001 and 2000

                                     ASSETS

                                                                                         2001           2000
                                                                                     -----------    -----------
CURRENT ASSETS
       Cash and cash equivalents                                                     $   464,631    $   422,339
       Short-term investments                                                            634,049        321,495
       Accounts receivable, less allowance for doubtful accounts
        of $84,589 and $95,510 respectively                                              540,488        693,997
       Inventories, net of allowance for obsolescence of $258,545 for both periods       420,260        448,293
       Prepaid expenses                                                                   66,824         44,685
                                                                                     -----------    -----------
             TOTAL CURRENT ASSETS                                                      2,126,252      1,930,809

PROPERTY AND EQUIPMENT                                                                 2,886,485      2,730,584
       Less accumulated depreciation and amortization                                 (2,406,438)    (2,263,000)
                                                                                     -----------    -----------
             NET PROPERTY AND EQUIPMENT                                                  480,047        467,584

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
       of $1,950,432 and $1,784,549 respectively                                         403,800        377,240
COMEDY MATERIAL RIGHTS, net of accumulated amortization
       of $68,200 and $43,400 respectively                                                55,800         80,601
OTHER ASSETS                                                                              19,804         19,804
                                                                                     -----------    -----------

       TOTAL ASSETS                                                                  $ 3,085,703    $ 2,876,038
                                                                                     ===========    ===========


                                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of note payable                                               $    13,556    $    33,333
       Accounts payable                                                                   11,019         48,833
       Accrued expenses                                                                  110,015        113,017
       Deferred revenue                                                                   80,882        100,850
       Customer deposits                                                                  72,320         46,916
                                                                                     -----------    -----------
             TOTAL CURRENT LIABILITIES                                                   287,792        342,949

NOTE PAYABLE, less current portion                                                        16,000         32,334
CUSTOMER DEPOSITS - NON-CURRENT                                                           87,517        138,072
                                                                                     -----------    -----------
             TOTAL LIABILITIES                                                           391,309        513,355

STOCKHOLDERS' EQUITY
       Common stock, $.01 par value; authorized 7,500,000 shares;                         29,705         29,705
          2,970,481 shares issued; 2,483,193 shares outstanding
       Additional paid-in capital                                                      2,275,272      2,275,272
       Retained earnings                                                               1,680,644      1,348,933
       Treasury stock - at cost, 487,288 shares                                       (1,291,227)    (1,291,227)
                                                                                     -----------    -----------
             TOTAL STOCKHOLDERS' EQUITY                                                2,694,394      2,362,683
                                                                                     -----------    -----------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 3,085,703    $ 2,876,038
                                                                                     ===========    ===========

The accompanying notes are an intergral part of these financial statements.


                                TM Century, Inc.
                            Statements of Operations
                     Years Ended September 30, 2001 and 2000



                                                                    2001           2000
                                                                -----------    -----------

REVENUES                                                        $ 6,043,418    $ 6,904,492
      Less  Commissions                                           1,147,757      1,372,902
                                                                -----------    -----------
          NET REVENUES                                            4,895,661      5,531,590

COSTS AND EXPENSES
      Production, Programming, and Technical Costs                1,659,269      1,918,907
      General and Administrative                                  1,869,515      1,969,368
      Selling Costs                                                 908,833        992,130
      Depreciation                                                  143,561        154,884
                                                                -----------    -----------
          TOTAL COSTS AND EXPENSES                                4,581,178      5,035,289

                                                                -----------    -----------
OPERATING INCOME                                                    314,483        496,301

OTHER INCOME
      Interest income                                                18,081          7,372
      Other income (expense), net                                      (853)         1,054
      Change in estimate of legal settlement for RIAA dispute          --          440,523
                                                                -----------    -----------
          TOTAL OTHER INCOME                                         17,228        448,949
                                                                -----------    -----------

NET INCOME BEFORE PROVISION FOR INCOME TAXES                        331,711        945,250

PROVISION FOR INCOME TAXES                                             --             --

                                                                -----------    -----------
NET INCOME                                                      $   331,711    $   945,250
                                                                ===========    ===========

BASIC NET INCOME PER COMMON SHARE                               $      0.13    $      0.38
                                                                ===========    ===========

DILUTED NET INCOME PER COMMON SHARE                             $      0.13    $      0.38
                                                                ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        2,483,193      2,483,193
                                                                ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                           2,492,358      2,487,486
                                                                ===========    ===========


The accompanying notes are an intergral part of these financial statements.


                                TM Century, Inc.
                        Statement of Stockholders' Equity
                     Years Ended September 30, 2001 and 2000



                                     Common Stock                                     Treasury Stock
                                ---------------------  Additional                  ---------------------        Total
                                  Number of             Paid-In       Retained     Number of      Amount     Stockholders'
                                   Shares      Amount   Capital       Earnings      Shares      (at cost)       Equity

BALANCE, OCTOBER 1, 1999        2,970,481   $ 29,705 $ 2,275,272   $   403,683       487,288   $(1,291,227)   $ 1,417,433

Net Income                           --         --          --         945,250          --             -          945,250
                                -----------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000     2,970,481     29,705   2,275,272     1,348,933       487,288    (1,291,227)     2,362,683

Net Income                           --         --          --         331,711          --             --         331,711
                                -----------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001     2,970,481   $ 29,705 $ 2,275,272   $ 1,680,644       487,288   $(1,291,227)   $ 2,694,394
                                =========================================================================================

The accompanying notes are an intergral part of these financial statements.


                                                     TM Century, Inc.
                                                 Statements of Cash Flows
                                         Years Ended September 30, 2001 and 2000

                                                                                     2001         2000
                                                                                   ---------    ---------
OPERATING ACTIVITIES
     Net income                                                                    $ 331,711    $ 945,250
     Adjustments to reconcile net income to
     net cash provided by operating activities
            Depreciation and amortization of property and equipment                  143,561      154,884
            Amortization of product development costs and comedy material rights     190,681      192,925
            Provision for legal settlement of RIAA dispute                              --       (440,523)
            Provision for doubtful accounts                                           16,250       30,000
     Increase (decrease) from changes in operating assets and liabilities:
            Accounts receivable                                                      137,259       (2,459)
            Inventories                                                               28,033       (2,014)
            Product development costs                                               (192,440)    (221,272)
            Prepaid expenses                                                         (22,139)     (13,408)
            Other assets                                                                --           (488)
            Accounts payable and accrued expenses                                    (40,816)     (63,213)
            Deferred revenue                                                         (19,968)     (26,532)
            Customer deposits                                                        (25,151)      48,251
                                                                                   ---------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                       546,981      601,401

INVESTING ACTIVITIES
     Purchase of short-term investments                                             (312,554)    (321,495)
     Purchases of property and equipment                                            (156,024)    (175,364)
                                                                                   ---------    ---------
     NET CASH USED IN INVESTING ACTIVITIES                                          (468,578)    (496,859)

FINANCING ACTIVITIES
     Principal payments on note payable                                              (36,111)     (33,333)
     Principal payments on capital lease obligations                                    --         (3,202)
                                                                                   ---------    ---------
     NET CASH USED IN FINANCING ACTIVITIES                                           (36,111)     (36,535)
                                                                                   ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                             42,292       68,007

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                       422,339      354,332
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 464,631    $ 422,339
                                                                                   =========    =========

The accompanying notes are an intergral part of these financial statements.

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

Short-term Investments

Short-term investments are comprised of mutual funds. The Company classifies its investments with readily determinable market values based on its intent. All of the Company's short-term investments are classified as available for sale, and accordingly are carried at estimated fair value. For investments classified as available for sale, the related unrealized holding gains and losses are typically excluded from earnings and reported, net of income taxes, as a separate component of stockholders' equity until realized. Due to immateriality, the unrealized holding gains and losses have been reported in net income for all periods presented. Realized gains and losses are determined on the specific identification method and are also reflected in net income.

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

Inventories and Product Development Costs

Inventories created by the Company are carried at the lower of average cost on a first-in, first-out ("FIFO") basis or market, and charged to expense as follows:

     Music libraries - The Company produces music compilations and background music libraries which are provided to clients under one to three year lease contracts or under buyout arrangements. Costs of current music update services are charged to expense in the period in which incurred.

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

Net Income Per Share

Basic and diluted net income per common share is based on the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the respective periods. Diluted earnings per share of common stock includes the impact of outstanding dilutive stock options for the year ended September 30, 2001 and 2000. The Company had 365,500 and 332,500 stock options outstanding as of September 30, 2001 and 2000, respectively.

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

Concentrations

The Company maintains cash balances at banks, which may, at times, exceed federally insured limits. However, management monitors these balances and does not believe undue risk is present.

Reclassifications

Certain amounts in the 2000 financial statements have been reclassified to conform with the classifications used in the 2001 financial statements with no effect on previously reported net loss or stockholders' equity.


3.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Supplemental disclosures as of September 30:

                                                            2001         2000
                                                         ----------   ----------
     Cash paid for interest                              $     --     $       46
                                                         ==========   ==========
     Cash paid for income taxes                          $     --           --
                                                         ==========   ==========


4.  INVENTORIES

Inventories include raw materials for in-house production and replication of compact discs as well as compact discs completed and ready to ship as follows:

                                                             September 30,
                                                         ----------------------
                                                           2001         2000
                                                         ----------------------
     Raw materials                                       $  30,600    $  42,272
     Finished goods                                        648,205      664,566
     Allowance for obsolescence                           (258,545)    (258,545)
                                                         ---------    ---------
     Total                                               $ 420,260    $ 448,293
                                                         =========    =========

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2001 and 2000:

                                                            2001         2000
                                                         ----------   ----------
     Office furniture                                    $  567,000   $  544,616
     Computer software and equipment                        272,712      202,053
     Production equipment                                 1,080,860    1,044,612
     Leasehold improvements                                 418,044      391,434
     Vehicle                                                 19,142       19,142
     Capital lease                                          528,727      528,727
                                                         ----------   ----------
            Total                                        $2,886,485   $2,730,584
                                                         ==========   ==========

The capital lease is for computer software and equipment acquired in fiscal 1997 and 1996. Amortization of approximately $300 and $8,500 is included in depreciation and amortization of property and equipment expense for the fiscal years ended September 30, 2001 and 2000, respectively.

6.  NOTE PAYABLE

During 1999, the Company issued a $124,000 non-interest bearing, uncollateralized note payable in exchange for comedy material rights. This note requires monthly payments of $2,778 through December 2, 2001 and monthly payments of $1,000 thereafter through December 2, 2003.

Future minimum payments associated with this note payable as of September 30, 2001 are as follows:

     2002                                                                $13,556
     2003                                                                 12,000
     2004                                                                  4,000
                                                                         -------
     Future minimum note payments                                        $29,556
                                                                         =======


7.  COMMITMENTS AND CONTINGENCIES

Leases

The Company leases its facilities under a ten year lease which began July 15, 1993. The lease may be extended at the Company's option for two additional five-year terms. The Company has subleased a portion of its facility through July 2003. Future minimum rental revenue from the sublease agreement is $123,809.

Future minimum lease payments under operating leases (excluding sublease rental income) with initial lease terms in excess of one year are as follows:

     2002                                                               $326,508
     2003                                                                299,299
                                                                        --------
     Future minimum lease payments                                      $625,807
                                                                        ========



Rent expense under operating leases was $230,862 and $220,565, net of sublease rental income of $153,000 and $170,000, for 2001 and 2000, respectively.

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

The Company has consulting agreements with certain members and a former member of the Board of Directors. A twelve-month consulting agreement was entered into with a former officer of the Company on April 1, 2001 which provides for compensation totaling $48,750 over the term of the agreement. Total compensation expensed in connection with these consulting agreements was $105,975 and $118,163 in 2001 and 2000 respectively.

Commitments for future salaries under employment agreements and consulting agreements are as follows:

     2002                                                               $216,600
     2003                                                                 21,600
     2004                                                                 16,200
                                                                        --------
     Total employment & consulting commitments                          $254,400
                                                                        ========

Legal Proceedings

On May 22, 1998, the Company received a letter from the Recording Industry Association of America, Inc. (RIAA) alleging that it was illegally duplicating sound recordings of the RIAA's member companies in its Mobile Beat Series I and II and Mobile Beat Holiday Series. In fiscal 1998 and 1999 certain liabilities were recorded relative to the claims of the RIAA, however, as no litigation was initiated and no correspondence was received after February 1999, it was the opinion of management that the accrued legal settlement should be removed. Accordingly, the accompanying Statements of Operations for the year ended September 30, 2000 includes a $440,523 increase in income resulting from the reversal of the liability previously recorded.

8.  INCOME TAXES

Differences between the statutory federal income tax rate and the effective rate for the years ended September 30, 2001 and 2000 are as follows:

                                                                 2001      2000
                                                                -----     -----
     Income tax provision at statutory rate                     35.00%    35.00%
     Effect of graduated tax rates                              (1.00)    (1.00)
     Change in valuation allowance                             (35.71)   (28.21)
     Change in prior year estimate                                .09     (7.04)
     Other                                                       1.62      1.25
                                                                -----     -----
                                                                 0.00%     0.00%
                                                                =====     =====

At September 30, 2001, the Company has net operating loss carryforwards of approximately $523,000 available to offset future taxable income expiring in 2011 through 2013. A valuation allowance of approximately $354,000 has been provided to reduce the net deferred tax asset to zero because of the uncertainty of generating future taxable income. The valuation allowance decreased by $118,000 during the year ended September 30, 2001. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

The components of the net deferred income tax asset at September 30, 2001 and 2000 are as follows:

                                                           2001         2000
                                                         ---------    ---------
     Allowance for doubtful accounts                     $  29,606    $  33,429
     Property and equipment                                 44,342       45,493
     Inventory allowance for obsolescence                   90,491       90,491
     Unrealized losses                                       6,878         --
     Net operating loss carryforwards                      183,178      303,550
                                                         ---------    ---------
     Total deferred tax asset                              354,495      472,963
     Valuation allowance                                  (354,495)    (472,963)
                                                         ---------    ---------
     Net deferred tax asset                              $    --      $    --
                                                         =========    =========

9.  EARNINGS PER SHARE

The following table provides a reconciliation between basic and diluted net income per share:

                                                                Year Ended
                                                               September 30,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------
     Net Income                                          $  331,711   $  945,250
                                                         ==========   ==========
     Weighted Average Number of Shares Outstanding
           Basic                                          2,483,193    2,483,193
           Dilutive effect of common stock equivalents        9,165        4,293
                                                         ----------   ----------
           Diluted                                        2,492,358    2,487,486
     Earnings Per Share:
           Basic Net Income                              $     0.13   $     0.38
                                                         ==========   ==========
           Diluted Net Income                            $     0.13   $     0.38
                                                         ==========   ==========


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

On March 20, 2000, the Board of Directors approved the 2000 Stock Option Plan (the "Plan") which provides for grants of Incentive Stock Options to selected employees and for grants of Nonqualified Stock Options to any persons who, in the opinion of the Board of Directors, perform significant services on behalf of the Company. Each member of the Compensation Committee who was not an employee or full-time consultant of the Company was automatically granted in December of each year, commencing in 2000, for five years (but only for so long as he or she remained a member of the Compensation Committee), a Nonqualified Stock Option for 2,500 shares. The maximum number of shares which may be issued pursuant to the exercise of options under the Plan is 350,000 shares.

Option information for the fiscal years ended September 30, 2001 and 2000 is as follows:

                                                                   Weighted Avg.
                                             Number of      Price     Price Per
                                              Shares     Per Share      Share

Options outstanding at October 1, 1999       339,000    $.355-$2.50        .9335
   Granted                                    21,000    $.560-$.910        .7602
   Exercised                                    --          --           --
   Forfeited                                 (27,500)   $.515-$.810        .6367
                                              ------
Options outstanding at September 30, 2000    332,500    $.355-$2.50
                                                                           .9475
   Granted                                    47,000    $.150-$1.190       .2200
   Exercised                                    --          --           --
   Forfeited                                 (14,000)   $.625-$.910        .6964
                                              ------
Options outstanding at September 30, 2001    365,500    $.150-$2.50        .9178
                                             =======

Options exercisable at September 30, 2001    281,850    $.150-$2.50       1.0054
                                             =======

The weighted average remaining contractual life of the stock options outstanding at September 30, 2001 is 7.43 years.

At September 30, 2001 the Company has reserved a total of 700,000 shares of common stock for exercise of stock options.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option and award plans. During the years ended September 30, 2001 and 2000 the exercise price of each option granted was greater than or equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized. For the fiscal years 2001 and 2000, the net income (loss) on a proforma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," would have been $329,061 and $944,021, respectively and would have resulted in no difference in reported net income or loss per share.

The estimated weighted average grant date fair value of options granted during fiscal years 2001 and 2000 using the Black-Scholes Model was $.5616 and $.4214 per share, respectively. For purposes of determining the fair value of each option, the Company used the following assumptions:

                                        2001          2000
                                        ----          ----
     Risk-free interest rate               6 %           6 %

     Volatility                           87 %          75 %

     Expected life  (years)               10            10

                                      EX-21
                         Subsidiaries of the Registrant

                                   EXHIBIT 21

                                TM CENTURY, INC.
                     List of Subsidiaries of the Registrant


Subsidiary and Name Under Which Business is Done              Where Organized
------------------------------------------------              ---------------

Hula Bear Music, Inc.                                         Texas