Form 10QSB
period 2001-12-31
TM CENTURY INC
filed 2002-02-13
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB


          ----
           X    QUARTERLY REPORT  UNDER  SECTION  13 OR  15(d) OF THE SECURITIES
          ----                    EXCHANGE ACT OF 1934




                For the quarterly period ended: December 31, 2001


          ----
                TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          ----



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

The number of issuer's shares of Common Stock outstanding as of December 31, 2001 was 2,481,193.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---


                                TM Century, Inc.
                                 Balance Sheets
              December 31, 2001 (Unaudited) and September 30, 2001

                                                          ASSETS
                                                                                             December 31,     September 30,
                                                                                                   2001             2001
                                                                                             -------------    -------------
       Cash and cash equivalents                                                             $     366,135    $     464,631
       Short-term investments                                                                      644,294          634,049
       Accounts receivable, less allowance for doubtful accounts
        of $87,296 and $84,589, respectively                                                       501,665          540,488
       Inventories, net of allowance for obsolescence of $258,545 for both periods                 426,126          420,260
       Prepaid expenses                                                                             94,604           66,824
                                                                                             -------------    -------------
             TOTAL CURRENT ASSETS                                                                2,032,824        2,126,252

PROPERTY AND EQUIPMENT                                                                           2,900,075        2,886,485
       Less accumulated depreciation and amortization                                           (2,442,977)      (2,406,438)
                                                                                             -------------    -------------
             NET PROPERTY AND EQUIPMENT                                                            457,098          480,047

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
       of $1,987,822 and $1,950,432, respectively                                                  408,196          403,800
COMEDY MATERIAL RIGHTS, net of accumulated amortization
       of $74,400 and $68,200, respectively                                                         49,600           55,800
OTHER ASSETS                                                                                        19,804           19,804
                                                                                             -------------    -------------

       TOTAL ASSETS                                                                          $   2,967,522    $   3,085,703
                                                                                             =============    =============


                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of note payable                                                       $      12,000    $      13,556
       Accounts payable                                                                             74,092           11,019
       Accrued expenses                                                                             55,110          110,015
       Deferred revenue                                                                             59,760           80,882
       Customer deposits                                                                            72,320           72,320
                                                                                             -------------    -------------
             TOTAL CURRENT LIABILITIES                                                             273,282          287,792

NOTE PAYABLE, less current portion                                                                  11,000           16,000
CUSTOMER DEPOSITS - NON-CURRENT                                                                     93,369           87,517
                                                                                             -------------    -------------
             TOTAL LIABILITIES                                                                     377,651          391,309

STOCKHOLDERS' EQUITY
       Common stock, $.01 par value; authorized 7,500,000 shares; 2,970,481 shares issued;          29,705           29,705
        2,481,193 and 2,483,193 shares outstanding, respectively
       Additional paid-in capital                                                                2,275,272        2,275,272
       Retained earnings                                                                         1,577,621        1,680,644
       Treasury stock - at cost, 489,288 and 487,288 shares, respectively                       (1,292,727)      (1,291,227)
                                                                                             -------------    -------------
             TOTAL STOCKHOLDERS' EQUITY                                                          2,589,871        2,694,394
                                                                                             -------------    -------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $   2,967,522    $   3,085,703
                                                                                             =============    =============


                   See notes to interim financial statements

                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
              For The Three Months Ended December 31, 2001 and 2000


                                                         2001           2000
                                                     -----------    -----------

REVENUES                                             $ 1,247,417    $ 1,732,936
      Less  Commissions                                  215,456        381,755
                                                     -----------    -----------
           NET REVENUES                                1,031,961      1,351,181

COSTS AND EXPENSES
      Production, Programming, and Technical Costs       412,576        381,515
      General and Administrative                         469,043        455,593
      Selling Costs                                      227,861        234,384
      Depreciation                                        36,539         34,837
                                                     -----------    -----------
           TOTAL COSTS AND EXPENSES                    1,146,019      1,106,329

                                                     -----------    -----------
OPERATING INCOME (LOSS)                                 (114,058)       244,852

OTHER INCOME
      Interest income                                     11,035          5,938
      Other income                                          --               20
                                                     -----------    -----------
           TOTAL OTHER INCOME                             11,035          5,958
                                                     -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         (103,023)       250,810

PROVISION FOR INCOME TAXES                                  --             --

                                                     -----------    -----------
NET INCOME (LOSS)                                    $  (103,023)   $   250,810
                                                     ===========    ===========

RETAINED EARNINGS, BEGINNING OF PERIOD                 1,680,644      1,348,933
                                                     -----------    -----------

RETAINED EARNINGS, END OF PERIOD                     $ 1,577,621    $ 1,599,743
                                                     ===========    ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE             $     (0.04)   $      0.10
                                                     ===========    ===========

DILUTED NET INCOME(LOSS) PER COMMON SHARE            $     (0.04)   $      0.10
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,482,943      2,483,193
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,482,943      2,485,368
                                                     ===========    ===========



                   See notes to interim financial statements


                                TM Century, Inc.
                      Statements of Cash Flows (Unaudited)
              For The Three Months Ended December 31, 2001 and 2000

                                                                                     2001         2000
                                                                                   ---------    ---------
OPERATING ACTIVITIES
     Net income (loss)                                                             $(103,023)   $ 250,810
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities
            Depreciation and amortization of property and equipment                   36,539       34,837
            Amortization of product development costs and comedy material rights      43,590       42,857
            Provision for doubtful accounts                                            4,500        2,583
     Increase (decrease) from changes in operating assets and liabilities:
            Accounts receivable                                                       34,323     (178,408)
            Inventories                                                               (5,867)      13,210
            Product development costs                                                (41,787)     (45,024)
            Prepaid expenses                                                         (27,781)     (63,508)
            Accounts payable and accrued expenses                                      8,168      (18,498)
            Deferred revenue                                                         (21,122)         733
            Customer deposits                                                          5,854        1,540
                                                                                   ---------    ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (66,606)      41,132

INVESTING ACTIVITIES
     Purchase of short-term investments                                              (10,245)      (5,620)
     Purchases of property and equipment                                             (13,589)     (93,583)
     Acquisition of treasury stock                                                    (1,500)        --
                                                                                   ---------    ---------
     NET CASH USED IN INVESTING ACTIVITIES                                           (25,334)     (99,203)

FINANCING ACTIVITIES
     Principal payments on note payable                                               (6,556)     (11,111)
                                                                                   ---------    ---------
     NET CASH USED IN FINANCING ACTIVITIES                                            (6,556)     (11,111)
                                                                                   ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (98,496)     (69,182)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     464,631      422,339
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 366,135    $ 353,157
                                                                                   =========    =========



                   See notes to interim financial statements

                                 TM CENTURY INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                December 31, 2001

1.  BASIS OF PRESENTATION

The interim financial statements of TM Century, Inc. (the "Company") at December 31, 2001, and for the three months ended December 31, 2001 and 2000, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 2001 balance sheets were derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 2001.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three months ended December 31, 2001 are not necessarily indicative of the results which can be expected for the entire fiscal year.

2.  TREASURY STOCK

On October 29, 2001 the Board of Directors, by resolution, authorized the Company to purchase up to 100,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, from November 1, 2001 through October 31, 2003. As of December 31, 2001 the Company has made purchases of 2,000 shares at an average price of $.75 per share. These purchases were funded by cash reserves of the Company. Future purchases are expected to be funded from operations or cash reserves of the Company.


3.  EARNINGS PER SHARE

Basic earnings per share are calculated on the weighted average number of common shares outstanding during each period. Diluted earnings per share include common stock equivalents, if dilutive.

The following table provides a reconciliation between basic and diluted earnings per share:

                                                         Three Months Ended
                                                            December 31
                                                    --------------------------
                                                        2001           2000
                                                    -----------    -----------
Net Income (Loss)                                   $  (103,023)   $   250,810

Weighted Average Number of Shares Outstanding
      Basic                                           2,482,943      2,483,193
      Dilutive effect of common stock equivalents             0          2,175
                                                    -----------    -----------
      Diluted                                         2,482,943      2,485,368

Earnings Per Share:
      Basic Net Income (Loss)                       $      (.04)   $       .10
                                                    ===========    ===========
      Diluted Net Income (Loss)                     $      (.04)   $       .10
                                                    ===========    ===========

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

TM Century's cash balance decreased from $465,000 at September 30, 2001 to $366,000 at December 31, 2001, primarily due to the timing of cash receipts from third party representatives and purchases of property and equipment. During the quarter ended December 31, 2001 approximately $13,000 was spent for the purchase of property and equipment associated with upgrades of computer and digital recording hardware. Purchases of property and equipment for the same period in 2000 totaled approximately $94,000 and included costs related to the upgrade of production equipment and leasehold improvements. Expenditures for product development for the quarter were approximately $42,000 and $45,000 for 2001 and 2000, respectively. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves of the Company. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $240,000 in fiscal 2002. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 2002. The Company has no other significant commitments for capital expenditures in fiscal 2002.


RESULTS OF CONTINUING OPERATIONS

Comparison of the Three-Month Periods Ended December 31, 2000 and 2001
----------------------------------------------------------------------

Revenues decreased approximately $486,000 or 28% in the three-month period ended December 31, 2001 as compared to the same period for the previous year. The events that occurred on September 11, 2001 and the subsequent effect on the advertising industry had a significant impact on first quarter revenues for all product lines, which historically derived approximately 50% of revenue from barter agreements. Barter revenues are derived from obtaining airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. Barter revenue for the three-month period ended December 31, 2001 was $429,000 compared to $860,000 for the same period of 2000. The revenue decrease was comprised of a decrease in revenues for music services of $84,000, production libraries of $248,000 and comedy services of $160,000, offset by an increase in revenues from jingles of $3,000 and other revenue of $3,000.

Revenues of weekly HitDisc services decreased $67,000, while GoldDisc revenues decreased $17,000, resulting in a decrease in music services revenue of 14.6% as compared to the same period of the previous year. The decrease in compact disc music library revenues reflects a decrease in weekly and recurrent music sales in both domestic and international markets. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Renewals and new sales growth are subject to customer acceptance of the new products.

Production  library  revenues  decreased  $248,000,  or 43.4%.  The  decrease in production library revenue is primarily due to the decrease in advertising revenue. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

Jingles revenue increased $3,000, or 1.4% over the same period in 2000. The increase was the result of a $29,000 increase in domestic jingle sales, offset by a $26,000 decline in international sales. Domestic jingle sales in the current period included $109,000 in custom jingles compared to $17,000 in the same period in fiscal 2000.

Comedy revenue decreased $160,000, or 45.8%. Decreases in Comedy revenue are primarily due to the decrease in advertising sales, which are generated by contracts for services through barter arrangements.

Commissions decreased $166,000 or 43.5%, and reflect the decrease in barter revenue. As a percentage of revenues, commissions decreased from 22.0% to 17.3% due to changes in the revenue structure where a smaller percentage of revenue is from barter.

Production, programming and technical costs increased $31,000 or 8.1%, and as a percentage of revenue increased from 22.0% to 33.1%. Direct costs related to the writing, recording and production of custom jingles were responsible for an increase of $53,000, offset by a decrease in all other product categories totaling $22,000.

General and administrative costs increased $13,000 or 2.9%, as a result of a reduction in sublease revenue to offset the cost of facilities.

Selling costs decreased $7,000 or 2.8%, and as a percentage of revenues increased from 13.5% to 18.3%. The decrease in expenses was created by a decrease in sales commissions of $34,000, offset by increased direct marketing costs of $27,000.

Depreciation and amortization of property and equipment increased $1,700 or 4.9% and is due to the addition of property and equipment in prior months.

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

                                              Dated: January 31, 2002

                                              TM CENTURY, INC.


                                               BY: s/Teri R.S. James
                                                  -------------------
                                                  Teri R.S. James
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)


                                               BY: /s/R. David Graupner
                                                  ---------------------
                                                  R. David Graupner
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)