Form 10QSB
period 2002-03-31
TM CENTURY INC
filed 2002-05-09
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2002



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

The number of issuer's shares of Common Stock outstanding as of March 31, 2002 was 2,481,193.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                                TM Century, Inc.
                                 Balance Sheets
                March 31, 2002 (Unaudited) and September 30, 2001

                                     ASSETS

                                                                           March 31, 2002      September 30, 2001
                                                                         ------------------    ------------------
CURRENT ASSETS
    Cash and cash equivalents                                            $          261,638    $          464,631
    Short-term investments                                                          647,012               634,049
    Accounts receivable, less allowance for doubtful accounts
     of $91,526 and $84,589, respectively                                           606,720               540,488
    Inventories, net of allowance for obsolescence of
     $258,545 for both periods                                                      392,118               420,260
    Prepaid expenses                                                                 60,118                66,824
                                                                         ------------------    ------------------
          TOTAL CURRENT ASSETS                                                    1,967,606             2,126,252

PROPERTY AND EQUIPMENT                                                            2,953,592             2,886,485
    Less accumulated depreciation and amortization                               (2,480,201)           (2,406,438)
                                                                         ------------------    ------------------
          NET PROPERTY AND EQUIPMENT                                                473,391               480,047

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
    of $2,026,893 and $1,950,432, respectively                                      410,645               403,800
COMEDY MATERIAL RIGHTS, net of accumulated amortization
    of $80,600 and $68,200, respectively                                             43,400                55,800
OTHER ASSETS                                                                         19,804                19,804
                                                                         ------------------    ------------------

    TOTAL ASSETS                                                         $        2,914,846    $        3,085,703
                                                                         ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of note payable                                      $           12,000    $           13,556
    Accounts payable                                                                 46,002                11,019
    Accrued expenses                                                                151,309               110,015
    Deferred revenue                                                                 85,142                80,882
    Customer deposits                                                                72,320                72,320
                                                                         ------------------    ------------------
          TOTAL CURRENT LIABILITIES                                                 366,773               287,792

NOTE PAYABLE, less current portion                                                    9,000                16,000
CUSTOMER DEPOSITS - non-current                                                     102,554                87,517
                                                                         ------------------    ------------------
          TOTAL LIABILITIES                                                         478,327               391,309

STOCKHOLDERS' EQUITY
    Common stock, $.01 par value; authorized 7,500,000 shares;
     2,970,481 shares issued;                                                        29,705                29,705
     2,481,193 and 2,483,193 shares outstanding, respectively
    Additional paid-in capital                                                    2,275,272             2,275,272
    Retained earnings                                                             1,424,269             1,680,644
    Treasury stock - at cost, 489,288 and 487,288 shares, respectively           (1,292,727)           (1,291,227)
                                                                         ------------------    ------------------
          TOTAL STOCKHOLDERS' EQUITY                                              2,436,519             2,694,394
                                                                         ------------------    ------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $        2,914,846    $        3,085,703
                                                                         ==================    ==================


                   See notes to interim financial statements

                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
               For The Three Months Ended March 31, 2002 and 2001


                                                         2002           2001
                                                     -----------    -----------

REVENUES                                             $ 1,239,733    $ 1,418,456
      Less  Commissions                                  207,012        241,949
                                                     -----------    -----------
           NET REVENUES                                1,032,721      1,176,507

COSTS AND EXPENSES
      Production, Programming, and Technical Costs       395,142        454,973
      General and Administrative                         526,837        474,141
      Selling Costs                                      230,919        247,758
      Depreciation                                        37,224         35,600
                                                     -----------    -----------
           TOTAL COSTS AND EXPENSES                    1,190,122      1,212,472

                                                     -----------    -----------
OPERATING LOSS                                          (157,401)       (35,965)

OTHER INCOME
      Interest income                                      3,949          8,110
      Other income                                           100             14
                                                     -----------    -----------
           TOTAL OTHER INCOME                              4,049          8,124
                                                     -----------    -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                  (153,352)       (27,841)

PROVISION FOR INCOME TAXES                                  --             --

                                                     -----------    -----------
NET LOSS                                             $  (153,352)   $   (27,841)
                                                     ===========    ===========

RETAINED EARNINGS, BEGINNING OF PERIOD                 1,577,621      1,599,743
                                                     -----------    -----------

RETAINED EARNINGS, END OF PERIOD                     $ 1,424,269    $ 1,571,902
                                                     ===========    ===========

BASIC NET LOSS PER COMMON SHARE                      $     (0.06)   $     (0.01)
                                                     ===========    ===========

DILUTED NET LOSS PER COMMON SHARE                    $     (0.06)   $     (0.01)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,481,193      2,483,193
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,481,193      2,483,193
                                                     ===========    ===========


                   See notes to interim financial statements
                                       3

                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
                For The Six Months Ended March 31, 2002 and 2001



                                                         2002           2001
                                                     -----------    -----------
REVENUES                                             $ 2,487,150    $ 3,151,392
      Less  Commissions                                  422,468        623,704
                                                     -----------    -----------
           NET REVENUES                                2,064,682      2,527,688

COSTS AND EXPENSES
      Production, Programming, and Technical Costs       807,718        836,489
      General and Administrative                         995,879        929,734
      Selling Costs                                      458,781        482,142
      Depreciation                                        73,763         70,436
                                                     -----------    -----------
           TOTAL COSTS AND EXPENSES                    2,336,141      2,318,801

                                                     -----------    -----------
OPERATING INCOME (LOSS)                                 (271,459)       208,887

OTHER INCOME
      Interest income                                     14,984         14,047
      Other income                                           100             35
                                                     -----------    -----------
           TOTAL OTHER INCOME                             15,084         14,082
                                                     -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         (256,375)       222,969

PROVISION FOR INCOME TAXES                                  --             --

                                                     -----------    -----------
NET INCOME (LOSS)                                    $  (256,375)   $   222,969
                                                     ===========    ===========


RETAINED EARNINGS, BEGINNING OF PERIOD                 1,680,644      1,348,933
                                                     -----------    -----------

RETAINED EARNINGS, END OF PERIOD                     $ 1,424,269    $ 1,571,902
                                                     ===========    ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE             $     (0.10)   $      0.09
                                                     ===========    ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE           $     (0.10)   $      0.09
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,482,443      2,483,193
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,482,443      2,486,666
                                                     ===========    ===========

                    See notes to interim financial statements

                                TM Century, Inc.
                      Statements of Cash Flows (Unaudited)
                For The Six Months Ended March 31, 2002 and 2001

                                                                                     2002         2001
                                                                                   ---------    ---------
OPERATING ACTIVITIES
     Net income (loss)                                                             $(256,375)   $ 222,969
     Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating activities
            Depreciation and amortization of property and equipment                   73,763       70,436
            Amortization of product development costs and comedy material rights      88,861       87,858
            Provision for doubtful accounts                                            6,937        8,750
     Increase (decrease) from changes in operating assets
     and liabilities:
            Accounts receivable                                                      (73,169)     196,450
            Inventories                                                               28,142       19,007
            Product development costs                                                (83,306)     (99,490)
            Prepaid expenses                                                           6,706      (57,831)
            Accounts payable and accrued expenses                                     76,277      (22,499)
            Deferred revenue                                                           4,260       (1,123)
            Customer deposits                                                         15,037        3,950
                                                                                   ---------    ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (112,867)     428,477

INVESTING ACTIVITIES
     Purchase of short-term investments                                              (12,963)    (312,304)
     Purchases of property and equipment                                             (67,107)    (116,059)
     Acquisition of treasury stock                                                    (1,500)        --
                                                                                   ---------    ---------
     NET CASH USED IN INVESTING ACTIVITIES                                           (81,570)    (428,363)

FINANCING ACTIVITIES
     Principal payments on note payable                                               (8,556)     (16,667)
                                                                                   ---------    ---------
     NET CASH USED IN FINANCING ACTIVITIES                                            (8,556)     (16,667)
                                                                                   ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (202,993)     (16,553)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     464,631      422,339
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 261,638    $ 405,786
                                                                                   =========    =========


                    See notes to interim financial statements

                                 TM CENTURY INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                 March 31, 2002

1.  BASIS OF PRESENTATION

The interim  financial  statements of TM Century,  Inc. (the "Company") at March
31, 2002, and for the three and six months ended March 31, 2002 and 2001, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The
September 30, 2001 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 2001.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and six months ended March 31, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year.

2.  TREASURY STOCK

On October 29, 2001 the Board of Directors, by resolution, authorized the Company to purchase up to 100,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, from November 1, 2001 through October 31, 2003. As of March
31, 2002 the Company has made purchases of 2,000 shares at an average price of $.75 per share. These purchases were funded by cash reserves of the Company.
Future purchases are expected to be funded from operations or cash reserves of the Company.

3.  EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are calculated on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes common stock equivalents, if dilutive.

The following table provides a reconciliation between basic and diluted earnings
(loss) per share:

                                                        Three Months Ended             Six Months Ended
                                                             March 31                      March 31
                                                    --------------------------    --------------------------
                                                        2002           2001           2002           2001
                                                    -----------    -----------    -----------    -----------
Net Income (Loss)                                   $  (153,352)   $   (27,841)   $  (256,375)   $   222,969

Weighted Average Number of Shares Outstanding
      Basic                                           2,481,193      2,483,193      2,482,443      2,483,193
      Dilutive effect of common stock equivalents             0              0              0          3,473
                                                    -----------    -----------    -----------    -----------
      Diluted                                         2,481,193      2,483,193       2482,443      2,486,666

Earnings Per Share:
      Basic Net Income (Loss)                       $      (.06)   $      (.01)   $      (.10)   $       .09
                                                    ===========    ===========    ===========    ===========
      Diluted Net Income (Loss)                     $      (.06)   $      (.01)   $      (.01)   $       .09
                                                    ===========    ===========    ===========    ===========

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

When used in this Quarterly Report, words such as "believes," "expects," "intends," "plans," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.


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

TM  Century's  cash balance  decreased  from  $465,000 at September  30, 2001 to
$262,000 at March 31, 2002, primarily due to the timing of cash receipts from advertising network representatives, a net loss of $256,000 (offset partially by changes in operating assets and liabilities), and purchases of property and equipment. During the six months ended March 31, 2002 approximately $67,000 was spent for the purchase of property and equipment, primarily associated with upgrades of network hardware and software and the addition of a recording and mixing studio. Purchases of property and equipment for the same period in 2001 totaled $116,000 and included costs related to the upgrade of production equipment and the conversion of warehouse space into offices. Expenditures for product development for the six month period were approximately $83,000 and $99,000 for 2002 and 2001, respectively. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves and operations of the Company. The Company used approximately $113,000 to fund operations during the six months ended March 31, 2002 primarily due to the net loss for the period (offset partially by changes in operating assets and liabilities) compared to cash flow from operations of approximately $428,000 for the same period of 2001 which produced net income of approximately $223,000. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $240,000 in fiscal 2002. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet these capital requirements at least through the end of fiscal year 2002. The Company has no other significant commitments for capital expenditures in fiscal 2002.



RESULTS OF CONTINUING OPERATIONS

Comparison of the Three Month Periods Ended March 31, 2002 and 2001
-------------------------------------------------------------------

Revenues decreased approximately $178,000 or 12.68% in the three month period ended March 31, 2002 as compared to the same period for the previous year. The events that occurred on September 11, 2001 and the subsequent effect on the advertising industry had a continuing impact on second quarter revenues for all product lines, which historically derived approximately 50% of revenue from barter agreements. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers. Barter revenue for the three-month period ended March 31, 2002 was $401,000 compared to $445,000 for the same period of 2001. The revenue decrease was comprised of a decrease in revenues for music services of approximately $2,000, jingles of $3,000 and comedy services of $52,000, offset by an increase in revenues from production libraries of $13,000.

Revenues of weekly HitDisc services decreased $59,000, while GoldDisc revenues fell $26,000, resulting in a net decrease in music services revenue of 15.6% as compared to the same period of the previous year. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has made changes in the product composition in an effort to appeal to markets outside the broadcast industry with some success. The Company has also engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

Production library revenues increased $42,000, or 12.9%. Although advertising revenue overall decreased, due to the method of apportioning revenue among product lines the increase in production library revenue is largely due to an increase in the percentage of the advertising revenue allocated to production library sales. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post-production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products. Royalties derived from the American Society of Composers, Authors and Publishers (ASCAP) increased $32,000 due to a distribution based upon prior year broadcasts.

Jingles revenue decreased $70,000, or 21.3% over the same period in 2001, primarily due to a $74,000 decrease in custom jingle production domestically. A new jingle product line marketed as Studio Dragonfly, a web site based product specifically designed to sell older jingle packages at reduced rates, generated $21,000 in revenue for the quarter ended March 31, 2002.

Comedy network revenue decreased $55,000, or 27.4% compared to the same period in 2001. This decrease was primarily due to the decrease in advertising revenue. Historically, comedy service contracts comprised over 40% of the barter business for the Company, however, an increase in the number of barter agreements for other products in 2002 reduced the percentage of advertising revenue allocable to comedy.

Commissions decreased $35,000 or 14.4% and reflect a combination of decreased barter revenue and commissions paid to third party representatives for international sales. As a percentage of revenues, commissions decreased from 17.0% to 16.7% due to an increase in direct international sales.

Production, programming and technical costs decreased $60,000 or 13.2%, and as a percentage of revenue decreased from 32.1% to 31.9%. The decrease in costs is due to a combination of cost reduction efforts and the reduction of costs related to custom jingle production.

General and administrative costs increased $53,000, or 11.1% primarily due to professional fees incurred developing a patent application for the SOLD-RITE(TM) (Secure On Line Delivery of Recordings, Information, Text, and Entertainment) System, a method of delivering content to consumers via the Internet. Ownership of the patent, if granted, will belong to Sold-Rite Holdings LLC, a separate entity of which the Company will own 42.5%.

Selling costs decreased $17,000, or 6.8%, and as a percentage of revenues increased from 17.5% to 18.6%. The decrease in expenses was created by a decrease in the commission expense reflective of the decreased revenues.

Depreciation and amortization of property and equipment increased $1,600 or 4.6% due to the addition of property and equipment in prior months.

Comparison of the Six Month Periods Ended March 31, 2002 and 2001
-----------------------------------------------------------------

Revenues decreased approximately $664,000 or 21.1% in the six month period ended March 31, 2002 as compared to the same period for the previous year. The events that occurred on September 11, 2001 and the subsequent effect on the advertising industry had a significant impact on first quarter revenues for all product lines, which historically derived approximately 50% of revenue from barter agreements. The reduction in advertising revenue continued into the second quarter, although there were signs of a slow recovery. Barter revenues are derived from obtaining airtime from radio stations in exchange for such weekly services and marketing such airtime to advertisers. Barter revenue for the six-month period ended March 31, 2002 was $830,000 compared to $1,306,000 for the same period of 2001. The revenue decrease was comprised of a decrease in revenues for music services of $46,000, production libraries of $210,000, jingle revenues of $10,000, and comedy services of $210,000.

Revenues of weekly HitDisc services decreased $126,000, while GoldDisc revenues decreased $43,000, resulting in a decrease in music services revenue of 15.1% as compared to the same period of the previous year. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has made changes in the product composition in an effort to appeal to markets outside the broadcast industry with some success. The Company has also engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

Production  library  revenues  decreased  $205,000,  or 22.8%.  The  decrease in production library revenue is primarily due to the decrease in advertising revenue. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post-production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

Jingles revenue decreased $67,000 or 11.8% over the same period in 2001. Domestic jingles revenue reflected a decrease in syndicated jingle sales of approximately $68,000, offset by an increase in custom jingles of $13,000, while international jingle production showed a $3,600 decline when compared to the same period in the prior year. A new jingle product line marketed as Studio Dragonfly, a web site based product specifically designed to sell older jingle packages at reduced rates, has generated $21,000 in revenue since its introduction on January 2, 2002.

Comedy revenue decreased $215,000, or 39.1%. This decrease was primarily due to the decrease in advertising revenue. Historically, comedy service contracts comprised over 40% of the barter business for the Company, however, an increase in the number of barter agreements for other products in 2002 reduced the percentage of advertising revenue allocable to comedy.

Commissions  decreased  $201,000  or 32.3%,  and  reflect a $29,000  decrease in commissions paid to third party international representatives created by the decrease in international revenue. The commissions paid to advertising representatives decreased proportionately with the decrease in advertising revenue.

Production, programming and technical costs decreased $29,000. The greatest variance in costs is reflected in the reduction of revenue-based royalties paid to writers for jingles and imaging libraries that were affected by the decreased advertising revenue.

General and administrative costs increased $66,000 or 7.1%. A $10,000 reduction in sublease proceeds resulted in an increase in facilities expenses. Professional fees in the amount of $56,000 were incurred developing a patent application for the SOLD-RITE(TM) (Secure On Line Delivery of Recordings, Information, Text, and Entertainment) System, a method of delivering content to consumers via the Internet. Ownership of the patent, if granted, will belong to Sold-Rite Holdings LLC, a separate entity of which the Company will own 42.5%.

Selling costs decreased $23,000 or 4.8%, and as a percentage of revenues increased from 15.3% to 18.4%. The decrease in selling expenses reflects a decrease in sales commissions indicative of the overall decrease in revenues.

Depreciation of property and equipment increased $3,000 or 4.7% due to the addition of property and equipment.

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings - Not applicable.

Item 2. Changes in securities - Not applicable.

Item 3. Defaults upon senior securities - Not applicable.

Item 4. Submission of matters to a vote of security holders

The holders of approximately 69.6% or 1,725,750 shares of the outstanding common stock of the Company, by written consent executed as of March 29, 2002 in accordance with Delaware law, (i) re-elected all five directors of the Company, Marjorie L. McIntyre, A. Ann Armstrong, Carol M. Long, Michael Cope and R. David Graupner, and, (ii) approved the anticipated appointment of King Griffin & Adamson P.C. as the Company's independent certified public accountants for the fiscal year ended September 30, 2002. The Company did not solicit proxies or consents in connection therewith.

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Dated: May 9, 2002

                                                  TM CENTURY, INC.


                                                  BY: /s/ Teri R.S. James
                                                     ---------------------------
                                                  Teri R.S. James
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)


                                                  BY: /s/ R. David Graupner
                                                     ---------------------------
                                                  R. David Graupner
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)