Form 10QSB
period 2002-06-30
TM CENTURY INC
filed 2002-08-13
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB



         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2002


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

The number of issuer's shares of Common Stock outstanding as of June 30, 2002 was 2,481,193.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---


               PART I. FINANCIAL INFORMATION FOR TM CENTURY, INC.

Item 1. Financial Statement and Notes

                                TM Century, Inc.
                                 Balance Sheets
                June 30, 2002 (Unaudited) and September 30, 2001

                                     ASSETS

                                                                                June 30, 2002      September 30, 2001
                                                                             ------------------    ------------------

CURRENT ASSETS
       Cash and cash equivalents                                             $          237,302    $          464,631
       Short-term investments                                                           647,213               634,049
       Accounts receivable, less allowance for doubtful accounts
        of $50,549 and $84,589, respectively                                            581,109               540,488
       Inventories, net of allowance for obsolescence of
        $258,545 for both periods                                                       377,942               420,260
       Prepaid expenses                                                                  60,441                66,824
                                                                             ------------------    ------------------
             TOTAL CURRENT ASSETS                                                     1,904,007             2,126,252

PROPERTY AND EQUIPMENT                                                                2,975,678             2,886,485
       Less accumulated depreciation and amortization                                (2,518,642)           (2,406,438)
                                                                             ------------------    ------------------
             NET PROPERTY AND EQUIPMENT                                                 457,036               480,047

PRODUCT DEVELOPMENT COSTS,  net of accumulated amortization
       of $461,550 and $1,950,432, respectively                                         410,191               403,800
COMEDY MATERIAL RIGHTS,  net of accumulated amortization
       of $86,800 and $68,200, respectively                                              37,200                55,800
OTHER ASSETS                                                                             22,973                19,804
                                                                             ------------------    ------------------

       TOTAL ASSETS                                                          $        2,831,407    $        3,085,703
                                                                             ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of note payable                                       $           12,000    $           13,556
       Accounts payable                                                                  13,270                11,019
       Accrued expenses                                                                  68,161               110,015
       Deferred revenue                                                                  55,597                80,882
       Customer deposits                                                                 59,461                72,320
                                                                             ------------------    ------------------
             TOTAL CURRENT LIABILITIES                                                  208,489               287,792

NOTE PAYABLE, less current portion                                                        6,000                16,000
CUSTOMER DEPOSITS - non-current                                                         100,632                87,517
                                                                             ------------------    ------------------
             TOTAL LIABILITIES                                                          315,121               391,309

STOCKHOLDERS' EQUITY
       Common stock, $.01 par value; authorized 7,500,000 shares;
           2,970,481 shares issued;                                                      29,705                29,705
           2,481,193 and 2,483,193 shares outstanding, respectively
       Additional paid-in capital                                                     2,275,272             2,275,272
       Retained earnings                                                              1,504,036             1,680,644
       Treasury stock - at cost, 489,288 and 487,288 shares, respectively            (1,292,727)           (1,291,227)
                                                                             ------------------    ------------------
             TOTAL STOCKHOLDERS' EQUITY                                               2,516,286             2,694,394
                                                                             ------------------    ------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $        2,831,407    $        3,085,703
                                                                             ==================    ==================


                       See notes to financial statements.

                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
                For The Three Months Ended June 30, 2002 and 2001


                                                         2002          2001
                                                     -----------   -----------

REVENUES                                             $ 1,352,598   $ 1,451,013
      Less  Commissions                                  193,633       256,502
                                                     -----------   -----------
           NET REVENUES                                1,158,965     1,194,511

COSTS AND EXPENSES
      Production, Programming, and Technical Costs       409,835       418,067
      General and Administrative                         427,959       475,963
      Selling Costs                                      203,854       231,651
      Depreciation                                        38,441        36,890
                                                     -----------   -----------
           TOTAL COSTS AND EXPENSES                    1,080,089     1,162,571

                                                     -----------   -----------
OPERATING INCOME                                          78,876        31,940

OTHER INCOME (EXPENSE)
      Interest income                                        472         4,318
      Other income (expense)                                 419          (360)
                                                     -----------   -----------
           TOTAL OTHER INCOME (EXPENSE)                      891         3,958
                                                     -----------   -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                  79,767        35,898

PROVISION FOR INCOME TAXES                                  --            --

                                                     -----------   -----------
NET INCOME                                           $    79,767   $    35,898
                                                     ===========   ===========

RETAINED EARNINGS, BEGINNING OF PERIOD                 1,424,269     1,571,902
                                                     -----------   -----------

RETAINED EARNINGS, END OF PERIOD                     $ 1,504,036   $ 1,607,800
                                                     ===========   ===========

BASIC NET INCOME PER COMMON SHARE                    $      0.03   $      0.01
                                                     ===========   ===========

DILUTED NET INCOME PER COMMON SHARE                  $      0.03   $      0.01
                                                     ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,481,193     2,483,193
                                                     ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,487,287     2,494,897
                                                     ===========   ===========


                       See notes to financial statements.

                                TM Century, Inc.
           Statements of Operations and Retained Earnings (Unaudited)
                For The Nine Months Ended June 30, 2002 and 2001


                                                         2002           2001
                                                     -----------    -----------

REVENUES                                             $ 3,839,749    $ 4,602,405
      Less  Commissions                                  616,100        880,206
                                                     -----------    -----------
           NET REVENUES                                3,223,649      3,722,199

COSTS AND EXPENSES
      Production, Programming, and Technical Costs     1,217,553      1,254,556
      General and Administrative                       1,423,839      1,405,697
      Selling Costs                                      662,635        713,794
      Depreciation                                       112,204        107,326
                                                     -----------    -----------
           TOTAL COSTS AND EXPENSES                    3,416,231      3,481,373

                                                     -----------    -----------
OPERATING INCOME (LOSS)                                 (192,582)       240,826

OTHER INCOME (EXPENSE)
      Interest income                                     15,455         18,366
      Other income (expense)                                 519           (325)
                                                     -----------    -----------
           TOTAL OTHER INCOME (EXPENSE)                   15,974         18,041
                                                     -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         (176,608)       258,867

PROVISION FOR INCOME TAXES                                  --             --

                                                     -----------    -----------
NET INCOME (LOSS)                                    $  (176,608)   $   258,867
                                                     ===========    ===========


RETAINED EARNINGS, BEGINNING OF PERIOD                 1,680,644      1,348,933
                                                     -----------    -----------

RETAINED EARNINGS, END OF PERIOD                     $ 1,504,036    $ 1,607,800
                                                     ===========    ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE             $     (0.07)   $      0.10
                                                     ===========    ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE           $     (0.07)   $      0.10
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,481,193      2,483,193
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,481,193      2,491,969
                                                     ===========    ===========


                       See notes to financial statements.


                                TM Century, Inc.
                      Statements of Cash Flows (Unaudited)
                For The Nine Months Ended June 30, 2002 and 2001

                                                                                     2002         2001
                                                                                   ---------    ---------

OPERATING ACTIVITIES
     Net income (loss)                                                             $(176,608)   $ 258,867
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities
            Depreciation and amortization of property and equipment                  112,204      107,326
            Amortization of product development costs and comedy material rights     135,552      134,934
            Provision for doubtful accounts                                           13,000       12,500
     Increase (decrease) from changes in operating assets and liabilities:
            Accounts receivable                                                      (53,621)     125,187
            Inventories                                                               42,318       42,761
            Product development costs                                               (123,343)    (142,455)
            Prepaid expenses                                                           6,383      (23,297)
            Other assets                                                              (3,169)        --
            Accounts payable and accrued expenses                                    (39,603)     (42,557)
            Deferred revenue                                                         (25,285)      (5,377)
            Customer deposits                                                            256       11,665
                                                                                   ---------    ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            (111,916)     479,554

INVESTING ACTIVITIES
     Purchase of short-term investments                                              (13,164)    (314,080)
     Purchases of property and equipment                                             (89,193)    (140,770)
                                                                                   ---------    ---------
     NET CASH USED IN INVESTING ACTIVITIES                                          (102,357)    (454,850)

FINANCING ACTIVITIES
     Principal payments on note payable                                              (11,556)     (25,000)
     Acquisition of treasury stock                                                    (1,500)        --
                                                                                   ---------    ---------
     NET CASH USED IN FINANCING ACTIVITIES                                           (13,056)     (25,000)
                                                                                   ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (227,329)        (296)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     464,631      422,339
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 237,302    $ 422,043
                                                                                   =========    =========

                       See notes to financial statements.


                                 TM CENTURY INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                  June 30, 2002

1.       BASIS OF PRESENTATION

The interim financial statements of TM Century, Inc. (the "Company") at June 30,
2002, and for the three and nine months ended June 30, 2002 and 2001, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The
September 30, 2001 balance sheet was derived from the balance sheet included in the Company's audited financial statements as filed on Form 10-KSB for the year ended September 30, 2001.

The accompanying unaudited interim financial statements are for interim periods and do not include all disclosures normally provided in annual financial statements, and should be read in conjunction with the Company's audited financial statements. The accompanying unaudited interim financial statements for the three and nine months ended June 30, 2002 are not necessarily indicative of the results that can be expected for the entire fiscal year.

2.       TREASURY STOCK

On October 29, 2001 the Board of Directors, by resolution, authorized the Company to purchase up to 100,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, from November 1, 2001 through October 31, 2003. As of June
30, 2002 the Company has made purchases of 2,000 shares at an average price of $.75 per share. These purchases were funded by cash reserves of the Company.
Future purchases are expected to be funded from operations or cash reserves of the Company.

3.       EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are calculated on the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share includes common stock equivalents, if dilutive.

The following table provides a reconciliation between basic and diluted earnings
(loss) per share:

                                                         Three Months Ended         Nine Months Ended
                                                             June 30                     June 30
                                                     ------------------------   --------------------------
                                                        2002          2001          2002           2001
                                                    -----------   -----------   -----------    -----------

Net Income (Loss)                                   $    79,767   $    35,898   $  (176,608)   $   258,867

Weighted Average Number of Shares Outstanding
      Basic                                           2,481,193     2,483,193     2,481,193      2,483,193
      Dilutive effect of common stock equivalents         6,094        11,704             0          8,776
                                                    -----------   -----------   -----------    -----------
      Diluted                                         2,487,287     2,494,897     2,481,193      2,491,969

Earnings (Loss) Per Share:
      Basic Net Income (Loss)                       $       .03   $       .01   $      (.07)   $       .10

                                                    ===========   ===========   ===========    ===========
      Diluted Net Income (Loss)                     $       .03   $       .01   $      (.07)   $       .10
                                                    ===========   ===========   ===========    ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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


LIQUIDITY AND CAPITAL RESOURCES

The Company relies upon current sales of music libraries and jingles on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to three years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries, jingles, and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the next twelve month period.

TM Century's cash balance decreased from $465,000 at September 30, 2001 to $237,000 at June 30, 2002, primarily due to the timing of cash receipts from advertising network representatives, a net loss of $177,000 (offset partially by changes in operating assets and liabilities), and purchases of property and equipment. During the nine months ended June 30, 2002 approximately $89,000 was spent for the purchase of property and equipment, primarily associated with upgrades of network hardware and software and the addition of a recording and mixing studio. Purchases of property and equipment for the same period in 2001 totaled $141,000 and included costs related to the upgrade of production equipment and the conversion of warehouse space into offices. Expenditures for product development for the nine-month period were approximately $123,000 and $142,000 for 2002 and 2001, respectively. The Company purchased 2,000 shares of treasury stock at a cost of $1,500 through the stock repurchase plan authorized by the Board of Directors on October 29, 2001. Funds for operating needs, new product development and capital expenditures for the period were provided from cash reserves and operations of the Company. The Company used approximately $112,000 to fund operations during the nine months ended June 30, 2002 primarily due to the net loss for the period (offset partially by changes in operating assets and liabilities) compared to cash flow from operations of approximately $480,000 for the same period of 2001 which included net income of approximately $259,000. The Company's expenditures for property, equipment, and development of new products are discretionary. The Company has no other significant commitments for capital expenditures in fiscal 2002.


RESULTS OF OPERATIONS

Comparison of the Three Month Periods Ended June 30, 2002 and 2001
------------------------------------------------------------------

Revenues decreased approximately $98,000 or 6.8% in the three month period ended June 30, 2002 as compared to the same period for the previous year. The events that occurred on September 11, 2001 and the subsequent effect on the advertising industry had a continuing impact on third quarter revenues for all product lines, which historically derived approximately 50% of revenue from barter agreements. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers. Barter revenue for the three-month period ended June 30, 2002 was $390,000 compared to $521,000 for the same period of 2001. The barter revenue decrease was comprised of a decrease in revenues for music services of approximately $7,000, production libraries of $12,000, jingles of $2,000, and comedy services of $110,000.

Revenues of weekly HitDisc services decreased $38,000, while GoldDisc revenues fell $26,000, resulting in a net decrease in music services revenue of 11.5% as compared to the same period of the previous year. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has made changes in the product composition in an effort to appeal to markets outside the broadcast industry with some success. The Company has also engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

Production library revenues decreased $66,000, or 15.8%. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post-production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products.

Jingles revenue increased $145,000, or 60.2%, over the same period in 2001, primarily due to a $68,000 increase in syndicated jingle production combined with a $17,000 increase in custom jingles domestically. International revenues increased approximately $4,000 with the addition of third-party representatives. Approximately $25,000 of the syndicated revenue for the current quarter is the result of the introduction of a new jingle product line marketed as Studio Dragonfly, a web site based product specifically designed to sell older jingle packages at reduced rates. Royalties derived from the American Society of Composers, Authors and Publishers (ASCAP) increased $57,000 over the same period in 2001.

Comedy revenue decreased $113,000, or 48.1% compared to the same period in 2001. This decrease was primarily due to the decrease in advertising revenue. Historically, comedy service contracts comprised over 40% of the barter business for the Company, however, an increase in the number of barter agreements for other products in 2002 reduced the percentage of advertising revenue allocable to comedy.

Commissions decreased $63,000 or 24.5% and reflect a combination of decreased barter revenue and commissions paid to third party representatives for international sales. As a percentage of revenues, commissions decreased from 17.7% to 14.3% due to an increase in direct international sales.

Production, programming and technical costs decreased $8,000 or 1.9%, and as a percentage of revenue increased from 28.8% to 30.3%. The decrease in costs is due to a combination of cost reduction methods, primarily the continued effort to internalize component production.

General and administrative  costs decreased $48,000, or 10.1%,  primarily due to
the   renegotiation  of  the  office  lease  and  adjustments  in  staffing  and administrative salaries.

Selling costs decreased $28,000, or 12.0%, and as a percentage of revenues decreased from 15.9% to 15.1%. The decrease in expenses was created by a decrease in the commission expense reflective of the decreased revenues.

Depreciation and amortization of property and equipment increased $1,500 or 4.2% due to the addition of property and equipment in prior months.

Comparison of the Nine Month Periods Ended June 30, 2002 and 2001
-----------------------------------------------------------------

Revenues decreased approximately $763,000, or 16.6%, in the nine month period ended June 30, 2002 as compared to the same period for the previous year. The events that occurred on September 11, 2001 and the subsequent effect on the advertising industry had a significant impact on first quarter revenues for all product lines, which historically derived approximately 50% of revenue from barter agreements. The reduction in advertising revenue continued into the second and third quarters, although there were signs of a slow recovery. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers. Barter revenue for the nine-month period ended June 30, 2002 was $1,221,000 compared to $1,827,000 for the same period of 2001. The revenue decrease was comprised of a decrease in revenues for music services of $52,000, production libraries of $222,000, jingle revenues of $12,000, and comedy services of $320,000.

Revenues of weekly HitDisc services decreased $164,000, while GoldDisc revenues decreased $70,000, resulting in a decrease in music services revenue of 13.8% as compared to the same period of the previous year. As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries or formats rather than from conversions to compact disc music delivery technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. The Company has made changes in the product composition in an effort to appeal to markets outside the broadcast industry with some success. The Company has also engaged in the development of additional delivery media for music services as a method of increasing product sales. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes the introduction of new products will counteract the declines in revenues from existing music libraries. In addition, the Company contracts with third party sales representatives for sales in certain foreign markets. Changes in representatives and the terms of ongoing agreements are expected to favorably impact future revenues from international sales. Renewals and new sales growth are subject to customer acceptance of the new products.

Production  library  revenues  decreased  $270,000,  or 20.6%.  The  decrease in production library revenue is primarily due to the decrease in advertising revenue. Even though production library revenues may decline due to the expiration of three-year contracts, management believes that production libraries will continue to generate a significant portion of overall revenues from sales of existing products through advertising/barter arrangements and sales of new products. The Company continues to concentrate on new product development in this category and has broadened the target market beyond the radio broadcast industry to include television, post-production houses, web sites and commercial businesses. Sales and new sales growth are subject to customer acceptance of the new products. The decline in revenue derived from library sales was partially offset by royalties received from the American Society of Composers, Authors and Publishers (ASCAP) which increased $32,000 due to a distribution based upon prior year broadcasts.

Jingles revenue increased $78,000 or 9.6% over the same period in 2001. Domestic jingles revenue reflected a decrease in syndicated jingle sales of approximately $20,000, offset by an increase in custom jingles of $31,000, while international jingle production showed a $20,000 decline when compared to the same period in the prior year. A new jingle product line marketed as Studio Dragonfly, a web site based product specifically designed to sell older jingle packages at reduced rates, has generated $46,000 in revenue since its introduction on January 2, 2002. Royalties derived from the American Society of Composers, Authors and Publishers (ASCAP) increased $41,000 over the same period in 2001.

Comedy revenue decreased $328,000, or 41.8%. This decrease was primarily due to the decrease in advertising revenue. Historically, comedy service contracts comprised over 40% of the barter business for the Company, however, an increase in the number of barter agreements for other products in 2002 reduced the percentage of advertising revenue allocable to comedy.

Commissions  decreased  $264,000  or 30.0%,  and  reflect a $44,000  decrease in commissions paid to third party international representatives created by the decrease in international revenue. The commissions paid to advertising representatives decreased proportionately with the decrease in advertising revenue.

Production, programming and technical costs decreased $37,000. The greatest variance in costs is reflected in the reduction of revenue-based royalties paid to writers for jingles and imaging libraries that were affected by the decreased advertising revenue. A combination of cost reduction methods, primarily the effort to internalize more of the production process, have had a positive impact on direct costs.

General and administrative costs increased $18,000 or 1.3%. Despite a $74,000 reduction in sublease proceeds, stringent cost cutting measures and a renegotiation of the office lease resulted in a net increase in facilities costs of only $28,000. Administrative salaries and related expenses decreased $73,000 due to changes in staffing needs and bonus awards. Professional fees increased primarily due to costs in the amount of $63,000 incurred developing a patent application for the SOLD-RITE(TM) (Secure On Line Delivery of Recordings, Information, Text, and Entertainment) System, a method of delivering content to consumers via the Internet. Ownership of the patent, if granted, will belong to Sold-Rite Holdings LLC, a separate entity of which the Company will own 42.5%.

Selling costs decreased $51,000 or 7.2%, and as a percentage of revenues increased from 15.5% to 17.2%. The decrease in selling expenses reflects a decrease in sales commissions indicative of the overall decrease in revenues.

Depreciation of property and equipment increased $4,900 or 4.5% due to the addition of property and equipment.

                           PART II. OTHER INFORMATION

Item 1.  Legal proceedings - Not applicable.

Item 2.  Changes in securities - Not applicable.

Item 3. Defaults upon senior securities - Not applicable.

Item 4.  Submission of matters to a vote of security holders - None

Item 5.  Other information - None

Item 6.  Exhibits and Reports on Form 8-K

         a)       Exhibits
                  99.1 Certification of Periodic Financial Reports pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b)       Reports on Form 8-K - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Dated: August 12, 2002

                                                  TM CENTURY, INC.


                                               BY: /s/Teri R.S. James
                                                  ------------------------------
                                                  Teri R.S. James
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)


                                               BY: /s/R. David Graupner
                                                  ------------------------------
                                                  R. David Graupner
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)

                                  EXHIBIT INDEX


99.1     Certification Pursuant to 18 U. S. C. Section 1350.