Form 10KSB
period 2002-09-30
TM CENTURY INC
filed 2002-12-20
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2002        Commission file No. 0-13167


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

The issuer's revenue for its most recent fiscal year was $5,191,706.

The aggregate market value of the voting stock held by non-affiliates of the issuer on September 30, 2002 based upon the average bid and asked prices of such stock on that date was $234,433. The number of issuer's shares of Common Stock outstanding as of September 30, 2002 was 2,481,193.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information contained in the Company's 2002 Information Statement is incorporated by reference in Part III.

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

Products
--------

The Company creates, produces, markets, and distributes musical goods and services for multimedia clients worldwide. In fiscal 2002 the Company had two product categories, Music Services and Jingles.

Music Services include compilations of popular music, audio production elements, sales libraries, and comedy and show preparation elements for broadcast.

HitDisc(R), GoldDisc(R), GoldDrive(R), and GoldWav(TM) provide copyrighted music in various media forms to radio stations, satellite and Internet networks, websites, the American Forces Radio Network and commercial businesses. HitDisc(TM) provides a weekly service of new record releases, while the Gold product line provides compilation libraries, by format, of Top Twenty music titles for the past fifty years on compact disc, MP2 or .wav format.

Audio Architecture(R), Imagio(R), and ImagioPlus(TM), are subscription services which provide original recordings of music beds and sound effects written and produced by the Company as sources of production material for radio/TV stations, post production houses, web sites and commercial businesses. These services, along with production libraries are available in a variety of musical styles and are used as background music for contests, promotional announcements, commercials, film or audio video presentations and web sites. These products are available on compact discs or available for download from the Company's website.

JingleBank(R) is a library of commercial jingles available for licensing by any business either in the generic form or customized for the individual customer.

The Company's Show Prep and Comedy service consists of topical drops, songs, bits and parodies primarily used in morning radio show broadcasts, provided on compact disc and online.

Jingles are short identity songs for radio and Internet broadcasters that promote name recognition. The Company's Jingle and ID Division can create custom jingles or customize existing jingles to meet the specific needs of each customer. Studio Dragonfly(TM) offers syndicated jingles at a discounted price online. All jingles are written and produced through the Company's studios and are provided to the customer on compact disc.

During 2002 the Company filed for a patent on a process to deliver content to consumers via the Internet. The Company believes Sold-Rite(TM) (Secure On Line Delivery Of Recordings, Information, Text and Entertainment) holds the promise of becoming a major platform from which consumers around the globe would acquire music, films, television programs, books, games and other content that lends itself to electronic distribution. The potential of Sold-Rite(TM) is largely unknown at this point in time and depends significantly on the actual issuance of a patent and marketplace acceptance.

Products provided to clients on compact disc are mastered by the Company and replicated in-house on compact discs available from a number of suppliers.
Management believes that the loss of the current sources of supply would not cause any significant interruption of the Company's operations, as there are several alternative sources of compact discs available.

Due to the wide variety of music services in multiple formats offered by the Company on compact disc, a significant number of compact discs are maintained on the premises. The implementation of in-house disc replication for all products during 2001 allows greater control over inventory levels necessary to satisfy shipping requirements on a timely basis, however, certain inventory levels must be maintained for products produced in prior periods.

Set forth in the following tables are the Company's gross revenues (in thousands) by significant product category for the years ended September 30, 2002 and 2001.

     (Dollar Amounts in Thousands)
                                                            2002          2001
                                                         ----------   ----------
     Music Services                                      $    4,023   $    4,959
     Jingles                                                  1,161        1,034
     Other                                                        8           50
                                                         ----------   ----------
     Total                                               $    5,192   $    6,043
                                                         ==========   ==========

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

Sales of music and production libraries are made primarily on an individual order basis. Contractual agreements for subscription services generally call for equal monthly payments by the customer over terms of up to 36 months. The Company's other products are generally sold pursuant to individual orders. Products are sold either for cash or barter, depending upon the customer. Barter revenue is derived from obtaining airtime from radio stations and marketing such airtime to advertisers.

Customers
---------

The Company's business is largely dependent upon the broadcasting industry. Revenues are generated from sales to customers in the United States and worldwide. According to industry publications, approximately 13,000 radio stations are licensed by the Federal Communications Commission (FCC) for public broadcasting in the United States. Management believes that approximately 11,000 stations in the U. S. may require products and services of the type provided by the Company. No single customer has accounted for more than 10% of the Company's revenues in any of the past two years. In fiscal 2002 the Company saw a significant increase in its sales of music libraries outside the traditional broadcast industry as a result of efforts to target satellite and Internet networks, post production facilities, and commercial businesses.

Gross revenues from foreign sales totaled $885,000, and $970,000 for the years ended 2002 and 2001, respectively.

Competition
-----------

The Company competes with several other music syndicators that provide either music libraries or radio jingle packages to the broadcast industry. Management believes the Company offers a broader array of broadcast products and services than any of its competitors. Competing radio program syndicators generally provide jingles, production libraries, or music on tape, records, compact disc, or via satellite. Management believes the Company is one of the leading suppliers of radio music services and the largest supplier of radio music services on compact disc. The Company competes with several hundred jingle producers, however, management believes only a few specialize in radio station identification materials. Management believes the Company is one of the larger suppliers of radio station identification jingles in the industry. Several dozen providers of production libraries compete with the Company. Management believes the Company is one of the major suppliers of production libraries to the radio industry. While certain competing products may be considered to be equal in price or technical performance, management believes the Company also competes effectively on the basis of quality and creativity within each product line.

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

Employees
---------

As of December 1, 2002, the Company had approximately 40 full-time employees. The Company also contracts with other personnel and subcontractors who provide creative talent for various projects on an as-needed basis.

ITEM 2.   DESCRIPTION OF PROPERTY

The Company's principal operations are conducted from a leased 47,000 square foot office and production facility located at 2002 Academy, Dallas, Texas. The facility is comprised of sales and administrative offices and recording studios. The facility is leased from unaffiliated third parties under a lease that expires August 31, 2010. During fiscal 2002 the Company entered into agreements with unrelated third parties to sublease approximately 6,300 square feet of space for a term ending August 31, 2003. Management believes that the facility currently occupied is sufficient for its existing activities and potential growth for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended September 30, 2002.

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

                                                             Common Stock Bid
                                                          ----------------------
                                                            High           Low
                                                          --------       -------
     Fiscal 2002:
                    1st Quarter                           $    .55       $   .45
                    2nd Quarter                                .55           .36
                    3rd Quarter                                .45           .40
                    4th Quarter                                .41           .27

     Fiscal 2001:
                    1st Quarter                           $    .81       $   .44
                    2nd Quarter                               1.00           .50
                    3rd Quarter                                .75           .74
                    4th Quarter                                .74           .45


As of September 30, 2002 the Company had approximately 195 record owners and 202 beneficial owners of its common stock. The Company has not paid dividends on the common stock and does not anticipate paying dividends in the foreseeable future.

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

Liquidity and Capital Resources
-------------------------------

The Company relies upon current sales of music libraries and jingles on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to three years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries and jingles and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 2003.

The Company experienced a net loss of approximately $57,000 in fiscal 2002, compared to net income of $332,000 in 2001. The majority of the Company's clients are businesses that are dependent upon advertising sales for their income. The decline in advertising sales experienced by the broadcast industry in the fourth quarter of fiscal 2001 continued into the first quarter of fiscal 2002 and was exacerbated by the events of September 11, 2001. These events had an immediate and significant impact on the Company's revenues in the first three quarters of 2002. The fourth quarter of fiscal 2002 reflected positive growth in the advertising industry, which management believes will continue into the next fiscal year. During fiscal 2002, the Company incurred approximately $95,000 in capital expenditures for the purchase of property and equipment compared to capital expenditures of approximately $156,000 in 2001. Capital expenditures in 2002 were primarily associated with upgrades of production equipment while capital expenditures in 2001 represented the conversion of warehouse space into office space in addition to production equipment purchases. Product development costs of $158,000 were incurred during fiscal 2002 for new music libraries and music library updates, which compares to product development expenditures of $192,000 in 2001. The Company purchased 2,000 shares of treasury stock at a cost of $1,500 through the stock repurchase plan authorized by the Board of Directors on October 29, 2001. Funds for operating needs, new product development, and capital expenditures for the year ended September 30, 2002 were provided from operations and cash reserves. The Company generated cash flows from operations of approximately $117,000 in 2002 primarily due to the net loss for the year (offset by changes in operating assets and liabilities), compared to $547,000 for 2001 which included net income of approximately $332,000. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $170,000 in fiscal 2003. The Company has no other significant commitments for capital expenditures in fiscal 2003. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet capital requirements.


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

Customer deposits increased to $167,000 as of September 30, 2002, from $160,000 as of September 30, 2001, for deposits received from customers ordering products. The balance in customer deposits is dependent upon the timing of customer orders for compact disc libraries, jingles, and production libraries.

The Company has net  operating  loss  carryforwards  of  approximately  $560,000 available to offset future taxable income expiring in 2011 through 2022. A valuation allowance of approximately $360,000 has been provided to reduce the total net deferred tax asset to zero because of the uncertainty that the tax assets will be realized. Realization is dependent upon generating sufficient taxable income prior to the expiration of the loss carryforwards.

Results of  Operations
----------------------

Fiscal 2002 Compared to Fiscal 2001
-----------------------------------

The Company experienced a net loss of $57,000 in 2002 compared to net income of $332,000 in 2001. This loss was primarily the result of a 14.1% decrease in revenues from $6.0 million in 2001 to $5.2 million in 2002. The overall decrease was due to a decrease in advertising revenues, which decreased from $2.4 million in 2001 to $1.7 million in the current year, combined with a 9.0% decrease in international revenues.

The majority of the Company's clients are businesses that depend on advertising sales for their income. The serious recession in advertising expenditures this year has caused most, if not all, of these businesses to curtail or postpone spending, especially in non-essential products such as those marketed by the Company. It is management's view that the worst of the recession has passed and a return to positive growth trends for advertising is expected and was experienced in the third calendar quarter of this year. This trend is expected to result in increased spending on products such as those marketed by the Company in the near future, although the positive impact cannot be determined with any certainty.

Music services revenue generated from cash sales decreased $244,000, or 9.5%. Barter revenue decreased $724,000, or 30.3%, which is attributable to a decrease in advertising rates for barter service. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers.

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

Jingles revenue increased approximately $127,000, or 12.3%. Royalties increased $64,000 over the same period in 2001.

Commissions as a percentage of revenues decreased to 16.0% of revenue in fiscal 2002 from 19.0% of revenue in fiscal 2001. This decrease is due to changes in the revenue structure where a greater percentage of international revenue was derived from direct sales rather than through third-party representatives.

Production, programming and technical costs decreased 3.3% to $1.6 million in 2002 from $1.7 million in 2001. The decrease is primarily due to lower direct costs resulting from the conversion to in-house compact disc replication, combined with cost saving measures implemented in all other aspects of production and shipping.

General and administrative costs decreased $22,000, or 1.2%. A decrease of approximately $82,000 in administrative salaries, which occurred due to no incentive bonus payments in the current year, was offset by increases in professional fees, travel, and facilities maintenance. Approximately $70,000 in professional fees and other expenses were related to the application for a patent for Sold-Rite (Secure On Line Delivery Of Recordings, Information, Text and Entertainment), a process to deliver content to consumers via the Internet. The Company believes Sold-Rite holds the promise of becoming a major platform from which consumers around the globe would acquire music, films, television programs, books, games and other content that lends itself to electronic distribution. The potential of Sold-Rite is largely unknown at this point in time and depends significantly on the actual issuance of a patent and marketplace acceptance

Selling costs reflected a decrease of $75,000, or 8.3% in 2002 over 2001. Cost of sales personnel decreased as commission-based salaries reflected lower overall revenues, offset by an increase in advertising costs.

Depreciation and amortization expense increased $6,700, or 4.7%, primarily as a result purchases to replace outdated equipment.

Critical Accounting Policies
----------------------------

The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, which require the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the Consolidated Financial Statements, and revenues and expenses during the periods reported. Actual results could differ from those estimates. The Company believes the following are the critical accounting policies which could have the most significant effect on the Company's reported results and require the most difficult, subjective or complex judgments by management.

Inventories and Product Development Costs:

Inventories are carried at the lower of average cost on a first-in, first-out ("FIFO") basis or market, and charged to expense as follows:

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

Revenue Recognition:

Revenues are recognized according to contract terms as follows:

         Library Lease Contracts - Monthly upon delivery of the product in accordance with the terms of the lease contracts.

         Library Buyouts - Upon delivery of the product.

         Identification Jingles - Upon delivery of the product.

         Barter Contracts - Monthly, as advertising revenues are generated by third party agents, in accordance with the terms of the library lease contracts.

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





           [The remainder of this page is intentionally left blank.]

ITEM 7.   FINANCIAL STATEMENTS


                        TM CENTURY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                            11

Consolidated Financial Statements:

Consolidated Balance Sheets at September 30, 2002 and 2001                    12

Consolidated Statements of Operations for the Years Ended
   September 30, 2002 and 2001                                                13

Consolidated Statement of Stockholders' Equity for the Years Ended
   September 30, 2002 and 2001                                                14

Consolidated Statements of Cash Flows for the Years Ended
   September 30, 2002 and 2001                                                15

Notes to Consolidated Financial Statements                                    16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To The Board of Directors
TM Century, Inc.

We have audited the accompanying consolidated balance sheets of TM Century, Inc. and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TM Century, Inc. and subsidiaries as of September 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                                 /s/ KING GRIFFIN & ADAMSON P.C.
                                                --------------------------------

Dallas, Texas
November 22, 2002


                        TM Century, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                     ASSETS

                                                                                            September 30, 2002   September 30, 2001
                                                                                            ------------------   ------------------
CURRENT ASSETS
       Cash and cash equivalents                                                            $          459,649   $          464,631
       Short-term investments                                                                          645,452              634,049
       Accounts receivable, less allowance for doubtful accounts
        of $49,181 and $84,589, respectively                                                           635,814              540,488
       Inventories, net of allowance for obsolescence of $258,000 for both periods                     369,779              420,260
       Prepaid expenses                                                                                 88,577               66,824
                                                                                            ------------------   ------------------
             TOTAL CURRENT ASSETS                                                                    2,199,271            2,126,252

PROPERTY AND EQUIPMENT                                                                               2,981,103            2,886,485
       Less accumulated depreciation and amortization                                               (2,556,719)          (2,406,438)
                                                                                            ------------------   ------------------
             NET PROPERTY AND EQUIPMENT                                                                424,384              480,047

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
       of $502,474 and $1,950,432, respectively                                                        403,455              403,800
COMEDY MATERIAL RIGHTS, net of accumulated amortization
       of $93,000 and $68,200, respectively                                                             31,000               55,800
OTHER ASSETS                                                                                             7,560               19,804
                                                                                            ------------------   ------------------

       TOTAL ASSETS                                                                         $        3,065,670   $        3,085,703
                                                                                            ==================   ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of note payable                                                      $           12,000   $           13,556
       Accounts payable                                                                                 30,956               11,019
       Accrued expenses                                                                                 87,065              110,015
       Deferred revenue                                                                                129,484               80,882
       Customer deposits - current                                                                      59,645               72,320
                                                                                            ------------------   ------------------
             TOTAL CURRENT LIABILITIES                                                                 319,150              287,792

NOTE PAYABLE, less current portion                                                                       3,000               16,000
CUSTOMER DEPOSITS - non-current                                                                        107,170               87,517
                                                                                            ------------------   ------------------
             TOTAL LIABILITIES                                                                         429,320              391,309

STOCKHOLDERS' EQUITY
       Common stock, $.01 par value; authorized 7,500,000 shares; 2,970,481 shares issued;              29,705               29,705
       2,481,193 and 2,483,193 shares outstanding, respectively
       Additional paid-in capital                                                                    2,275,272            2,275,272
       Retained earnings                                                                             1,624,100            1,680,644
       Treasury stock - at cost, 489,288 and 487,288 shares, respectively                           (1,292,727)          (1,291,227)
                                                                                            ------------------   ------------------
             TOTAL STOCKHOLDERS' EQUITY                                                              2,636,350            2,694,394
                                                                                            ------------------   ------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $        3,065,670   $        3,085,703
                                                                                            ==================   ==================

The accompanying notes are an intergral part of these consolidated financial statements.

                        TM Century, Inc. and Subsidiaries
                      Consolidated Statements of Operations



                                                      Year ended September 30,
                                                     --------------------------
                                                         2002           2001
                                                     -----------    -----------

REVENUES                                             $ 5,191,706    $ 6,043,418
      Less  Commissions                                  829,343      1,147,757
                                                     -----------    -----------
           NET REVENUES                                4,362,363      4,895,661

COSTS AND EXPENSES
      Production, Programming, and Technical Costs     1,604,888      1,659,269
      General and Administrative                       1,847,607      1,869,515
      Selling Costs                                      833,749        908,833
      Depreciation                                       150,281        143,561
                                                     -----------    -----------
           TOTAL COSTS AND EXPENSES                    4,436,525      4,581,178

                                                     -----------    -----------
OPERATING INCOME (LOSS)                                  (74,162)       314,483

OTHER INCOME (EXPENSE)
      Interest income                                     14,787         18,081
      Other income (expense), net                          2,831           (853)
                                                     -----------    -----------
           TOTAL OTHER INCOME                             17,618         17,228
                                                     -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          (56,544)       331,711

PROVISION FOR INCOME TAXES                                  --             --

                                                     -----------    -----------
NET INCOME (LOSS)                                    $   (56,544)   $   331,711
                                                     ===========    ===========


BASIC NET INCOME PER COMMON SHARE                    $     (0.02)   $      0.13
                                                     ===========    ===========

DILUTED NET INCOME PER COMMON SHARE                  $     (0.02)   $      0.13
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,481,443      2,483,193
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,481,443      2,492,358
                                                     ===========    ===========

The accompanying notes are an intergral part of these consolidated financial statements.


                        TM Century, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                     Years Ended September 30, 2002 and 2001



                                       Common Stock                                          Treasury Stock
                              -------------------------    Additional                  -------------------------       Total
                                Number of                   Paid-In       Retained      Number of       Amount     Stockholders'
                                 Shares        Amount       Capital       Earnings        Shares      (at cost)        Equity
                              -----------   -----------   -----------   -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 2000     2,970,481   $    29,705   $ 2,275,272   $ 1,348,933        487,288   $(1,291,227)   $ 2,362,683

Net Income                           --            --            --         331,711           --            --          331,711
                              -------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2001     2,970,481        29,705     2,275,272     1,680,644        487,288    (1,291,227)     2,694,394

Repurchase of Stock                  --            --            --            --            2,000        (1,500)        (1,500)

Net Loss                             --            --            --         (56,544)          --            --          (56,544)
                              -------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2002     2,970,481   $    29,705   $ 2,275,272   $ 1,624,100        489,288   $(1,292,727)   $ 2,636,350
                              =================================================================================================




















The accompanying notes are an intergral part of these consolidated financial statements.


                        TM Century, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flow

                                                                                   Year ended September 30,
                                                                                   ------------------------
                                                                                      2002          2001
                                                                                   ----------    ----------

OPERATING ACTIVITIES
     Net income (loss)                                                             $  (56,544)   $  331,711
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
            Depreciation and amortization of property and equipment                   150,281       143,561
            Amortization of product development costs and comedy material rights      182,676       190,681
            Provision for doubtful accounts                                            16,750        16,250
     Increase (decrease) from changes in operating assets and liabilities:
            Accounts receivable                                                      (112,076)      137,259
            Inventories                                                                50,481        28,033
            Product development costs                                                (157,531)     (192,440)
            Prepaid expenses                                                          (21,753)      (22,139)
            Other assets                                                               12,244          --
            Accounts payable and accrued expenses                                      (3,013)      (40,816)
            Deferred revenue                                                           48,602       (19,968)
            Customer deposits                                                           6,978       (25,151)
                                                                                   ----------    ----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                        117,095       546,981

INVESTING ACTIVITIES
     Purchase of short-term investments                                               (11,403)     (312,554)
     Purchases of property and equipment                                              (94,618)     (156,024)
                                                                                   ----------    ----------
     NET CASH USED IN INVESTING ACTIVITIES                                           (106,021)     (468,578)

FINANCING ACTIVITIES
     Principal payments on note payable                                               (14,556)      (36,111)
     Acquisition of treasury stock                                                     (1,500)         --
                                                                                   ----------    ----------
     NET CASH USED IN FINANCING ACTIVITIES                                            (16,056)      (36,111)
                                                                                   ----------    ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (4,982)       42,292

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                        464,631       422,339
                                                                                   ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $  459,649    $  464,631
                                                                                   ==========    ==========




SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                                        $     --      $     --
                                                                                   ==========    ==========

     Cash paid for income taxes                                                    $     --      $     --
                                                                                   ==========    ==========


The accompanying notes are an intergral part of these consolidated financial statements.

                        TM CENTURY, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of TM Century, Inc. and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents of the Company are composed of demand deposits with banks and other highly liquid debt instruments with maturity terms of three months or less when purchased.

Short-term Investments

Short-term investments are comprised of mutual funds which are invested primarily in short term bonds. The Company classifies its investments with readily determinable market values based on its intent. All of the Company's short-term investments are classified as available for sale, and accordingly are carried at estimated fair value. For investments classified as available for sale, the related unrealized holding gains and losses are typically excluded from earnings and reported, net of income taxes, as a separate component of stockholders' equity until realized. Realized gains and losses are determined on the specific identification method and are also reflected in net income.

Accounts Receivable

The Company extends unsecured credit in the normal course of business to virtually all of its customers. Management has provided an allowance for doubtful accounts which reflects its opinion of amounts which may ultimately become uncollectible. In the event of non-performance of accounts receivable, the maximum exposure to the Company is the recorded amount shown on the balance sheets.

Inventories and Product Development Costs

Inventories, which consist primarily of compact discs, are carried at the lower of average cost on a first-in, first-out ("FIFO") basis or market, and charged to expense as follows:

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

Property and Equipment

Expenditures for property and equipment additions, renewals, and betterments are recorded at cost. Expenditures for maintenance and repairs are charged to expense as incurred. Property leased under capital leases is included in property and equipment. Depreciation and amortization of property and equipment are computed on the straight-line method based upon the estimated useful lives of the assets or the applicable minimum lease term if shorter, as follows:


         Office furniture                                           3 to 7 years
         Computer software & equipment                              3 to 7 years
         Production equipment                                       5 to 7 years
         Leasehold improvements              the shorter of the estimated useful
                                               life or the remaining term of the
                                                                           lease
         Vehicle                                                         5 years
         Capital lease                       the shorter of the estimated useful
                                               life or the remaining term of the
                                                                           lease


Revenue Recognition

Revenues are recognized according to contract terms as follows:

         Library Lease Contracts - Monthly upon delivery of the product in accordance with the terms of the lease contracts.

         Library Buyouts - Upon delivery of the product.

         Identification Jingles - Upon delivery of the product.

         Barter Contracts - Monthly, as advertising revenues are generated by third party agents, in accordance with the terms of the library lease contracts.


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

Net Income (Loss) Per Share

Basic and diluted net income (loss) per common share is based on the weighted average number of common shares and common stock equivalents, if dilutive, outstanding during the respective periods. Diluted earnings (loss) per share of common stock includes the impact of outstanding dilutive stock options, if any. The Company had 373,000 and 365,500 stock options outstanding as of September 30, 2002 and 2001, respectively.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses. Actual results may differ from such estimates.

Concentrations

The Company maintains cash balances at banks, which may, at times, exceed federally insured limits. However, management monitors these balances and does not believe undue risk is present.

Fair Value of Financial Instruments

At September 30, 2002 and 2001 the carrying value of the Company's accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their short-term nature. The Company entered into one non interest bearing note payable during 1999. The impact of imputed interest is not material to the financial statements of the Company.


3.  INVENTORIES

Inventories include raw materials for in-house production and replication of compact discs as well as compact discs completed and ready to ship as follows:

                                                    September 30,
                                               ----------------------
                                                 2002         2001
                                               ---------    ---------
         Raw materials                         $  19,444    $  30,600

         Finished goods                          608,335      647,660

         Allowance for obsolescence             (258,000)    (258,000)
                                               ---------    ---------
         Total                                 $ 369,779    $ 420,260
                                               =========    =========

4.       PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2002 and 2001:

                                                            2002         2001
                                                         ----------   ----------
         Office furniture                                $  567,000   $  567,000
         Computer software and equipment                    312,166      272,712
         Production equipment                             1,131,133    1,080,860
         Leasehold improvements                             422,935      418,044
         Vehicle                                             19,142       19,142
         Capital lease                                      528,727      528,727
                                                         ----------   ----------
                Total                                    $2,981,103   $2,886,485
                                                         ==========   ==========

The capital lease is for computer software and equipment acquired in fiscal 1997 and 1996. Amortization of approximately $300 is included in depreciation and amortization of property and equipment expense for the fiscal year ended September 30, 2001.

5.       NOTE PAYABLE

During 1999, the Company issued a $124,000 non-interest bearing, uncollateralized note payable in exchange for comedy material rights. This note requires monthly payments of $2,778 through December 2, 2001 and monthly payments of $1,000 thereafter through December 2, 2003.

Future minimum payments associated with this note payable as of September 30, 2002 are as follows:

         2003                                                         $   12,000
         2004                                                              3,000
                                                                      ----------
         Future minimum note payments                                 $   15,000
                                                                      ==========



6.       COMMITMENTS AND CONTINGENCIES

Leases

The Company signed a new lease for its facilities effective March 1, 2002 through August 31, 2010. The lease may be extended at the Company's option for one additional five-year term. The Company has subleased a portion of its facility through August 2003. Future minimum rental revenue from the sublease agreements is $79,906.

Future minimum lease payments under operating leases (excluding sublease rental income) with initial lease terms in excess of one year are as follows:

         2003                                                         $  333,717
         2004                                                            273,116
         2005                                                            276,709
         2006                                                            316,239
         2007                                                            316,239
         Thereafter                                                      965,488
                                                                      ----------
         Future minimum lease payments                                $2,481,508
                                                                      ==========

Rent expense under operating leases was $273,671 and $230,862 net of sublease rental income of $85,391 and $153,000, for 2002 and 2001, respectively.

Employment Agreements

Effective May 31, 1999, the Company entered into a thirty-eight month employment contract with an executive officer and director of the Company which provides for a base annual salary of $150,000 and eligibility to participate in the Company's Bonus Plan. The Compensation Committee voted to amend the agreement effective October 1, 2001 to provide for a base salary of $180,000. The agreement term was extended through September 30, 2002. A new agreement was approved effective October 1, 2002 which provides for a base salary of $180,000 per year through September 30, 2005. This agreement is not included in the commitments for future salaries listed below.

The Company has consulting agreements with certain current members and a former member of the Board of Directors. Total compensation expensed in connection with these consulting agreements was $130,350 and $105,975 in 2002 and 2001 respectively.

Commitments for future salaries under employment agreements and consulting agreements as of September 30, 2002 are as follows:

         2003                                                         $   21,600
         2004                                                             16,200
                                                                      ----------
         Total employment & consulting commitments                    $   37,800
                                                                      ==========


7.  INCOME TAXES

Differences between the statutory federal income tax rate and the effective rate for the years ended September 30, 2002 and 2001 are as follows:

                                                           2002         2001
                                                        ----------   ----------
         Income tax provision at statutory rate             35.00%       35.00%
         Effect of graduated tax rates                       (1.00)       (1.00)
         Change in valuation allowance                      (10.13)      (35.71)
         Change in prior year estimate                        7.45          .09
         Other                                              (31.32)        1.62
                                                        ----------   ----------
                                                             0.00%        0.00%
                                                        ==========   ==========


At September 30, 2002, the Company has net operating loss carryforwards of approximately $560,000 available to offset future taxable income expiring in 2011 through 2022. A valuation allowance of approximately $360,000 has been provided to reduce the net deferred tax asset to zero because of the uncertainty of generating future taxable income. The valuation allowance increased by $6,000 during the year ended September 30, 2002. Certain provisions of the tax law may limit the net operating loss, capital loss and credit carryforwards available for use in any given tax year in the event of a significant change in ownership interest.

The components of the net deferred income tax asset at September 30, 2002 and 2001 are as follows:

                                                           2002         2001
                                                         ---------    ---------
         Allowance for doubtful accounts                 $  17,052    $  29,606
         Property and equipment                             56,710       44,342
         Inventory allowance for obsolescence               90,491       90,491
         Unrealized losses                                    --          6,878
         Net operating loss carryforwards                  195,969      183,178
                                                         ---------    ---------
         Total deferred tax asset                          360,222      354,495
         Valuation allowance                              (360,222)    (354,495)
                                                         ---------    ---------

         Net deferred tax asset                          $    --      $    --
                                                         =========    =========

8.       EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation between basic and diluted net income (loss) per share:

                                                                      Year Ended
                                                                    September 30,
                                                             --------------------------
                                                                 2002           2001
                                                             -----------    -----------
         Net Income (Loss)                                   $   (56,544)   $   331,711

         Weighted Average Number of Shares Outstanding
               Basic                                           2,481,443      2,483,193
               Dilutive effect of common stock equivalents          --            9,165
                                                             -----------    -----------
               Diluted                                         2,481,443      2,492,358

         Earnings Per Share:
               Basic Net Income (Loss)                       $     (0.02)   $      0.13
                                                             ===========    ===========
               Diluted Net Income (Loss)                     $     (0.02)   $      0.13
                                                             ===========    ===========

9.       TREASURY STOCK

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

Option information for the fiscal years ended September 30, 2002 and 2001 is as follows:

                                                                                         Weighted
                                                       Number of          Price         Avg. Price
                                                         Shares           Per Share     Per Share
                                                       ---------         ---------      ----------
     Options outstanding at September 30, 2000           332,500       $.355 - $2.50      .9475
        Granted                                           47,000       $.150 - $1.190     .2200
        Exercised                                           -                -              -
        Forfeited                                        (14,000)      $.625 - $.910      .6964
                                                       ---------
     Options outstanding at September 30, 2001           365,500       $.150 - $2.50      .9178
       Granted                                            23,000       $.150 - $.680      .4230
       Exercised                                            -                -              -
       Forfeited                                         (15,500)      $.500 - $1.19      .7761
                                                       ---------
     Options outstanding at September 30, 2002           373,000       $.150 - $2.50      .8905
                                                       =========

     Options exercisable at September 30, 2002           308,650       $.150 - $2.50      .9478
                                                       =========

The weighted average remaining contractual life of the stock options outstanding at September 30, 2002 is 7.21 years.

At September 30, 2002 the Company has reserved a total of 700,000 shares of common stock for exercise of stock options.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock option and award plans. During the years ended September 30, 2002 and 2001 the exercise price of each option granted was greater than or equal to the market price of the Company's stock on the date of grant. Accordingly, no compensation expense has been recognized. For the fiscal years 2002 and 2001, the net income (loss) on a proforma basis as if the Company had utilized the accounting methodology prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," would have been ($74,876) and $329,061, respectively and would have resulted in no difference in reported net income or loss per share.

The estimated weighted average grant date fair value of options granted during fiscal years 2002 and 2001 using the Black-Scholes Model was $.49 and $.56 per share, respectively. For purposes of determining the fair value of each option, the Company used the following assumptions:

                                                        2002             2001
                                                     -----------     -----------
         Risk-free interest rate                        4.7 %             6 %

         Volatility                                     154 %            87 %

         Expected life  (years)                          10              10

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by this item is contained under the heading "Information Concerning the Directors and Executive Officers" in the Company's 2003 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 10.  EXECUTIVE COMPENSATION

The information required by this item is contained under the heading "Executive Compensation" in the Company's 2003 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained under the heading "Voting Securities and Principal Stockholders" in the Company's 2003 Information
Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained under the heading "Executive Compensation" in the Company's 2003 Information Statement and is incorporated herein by reference pursuant to General Instruction E(3).

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
3    (a)  Certificate of Incorporation and By-Laws (1)
     (b)  Certificate of Merger:  Video Image Inc. and TM  Communications,  Inc.
          (1)
     (c) Certificate of Amendment of Certificate of Incorporation of TM Century, Inc. effective March 27, 1992. (Exhibit 1) (2) (March 31,
          1992)

10   Material Contracts:
     (a) *Long Term Performance Incentive Plan of TM Century, Inc. dated December 3, 1991. (Exhibit 10(bb))(3)
     (b) Lease Agreement, dated as of April 23, 1993 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit 1)(March 31,
          1993)(2)
     (c) First Amendment of Lease, dated as of August 22, 1994 by and between NationsBank of Texas, N.A., Trustee and TM Century, Inc. (Exhibit 10(m)) (4)
     (d) *Employment Agreement between TM Century, Inc. and R. David Graupner dated May 31, 1999. (Exhibit 10.2) (June 30, 1999)(2)
     (e) *Consulting Agreement between TM Century, Inc. and Neil W. Sargent dated June 28, 1999. (Exhibit 10.3) (June 30, 1999)(2)
     (f) *Amended and Restated 1991 Long Term Performance Incentive Plan of TM Century dated July 2, 1999 (Exhibit 10h)(5)

     (g) *TM Century, Inc. 2000 Stock Option Plan effective March 20, 2000. (Exhibit 10.1) (March 31, 2000)(2)
     (h) Lease Agreement, dated as of June 1, 2002 by and between AIP-SWAG Operating Partnership, L.P. and TM Century, Inc. (Exhibit 10.1)


21   Subsidiaries

99.1 Certification by R. David Graupner, Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by Teri R.S. James, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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


* The documents filed or incorporated by reference as Exhibits 10(a),  (d), (e),
(f), and (g) hereto constitute management contracts or compensatory plans or arrangements.

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2002.


ITEM 14.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-KSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        Dated: December 20, 2002

                                                        TM CENTURY, INC.


                                                        BY: /s/Teri R.S. James
                                                        ------------------------
                                                        Teri R.S. James
                                                        Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                               DATE:

/s/Teri R.S. James                                             December 20, 2002
-----------------------
TERI R.S. JAMES, Chief Financial Officer
(Principal financial and accounting officer)


/s/R.David Graupner                                            December 20, 2002
-----------------------
R. DAVID GRAUPNER, President and Chief Executive Officer
(Principal executive officer)


/s/Marjorie L. McIntyre                                        December 20, 2002
-----------------------
MARJORIE L. MCINTYRE, Chairman of the Board of Directors


/s/A. Ann Armstrong                                            December 20, 2002
-----------------------
A. ANN ARMSTRONG, Director


/s/Carol M. Long                                               December 20, 2002
-----------------------
CAROL LONG, Director


/s/Michael Cope                                                December 20, 2002
-----------------------
MICHAEL COPE, Director

                                 CERTIFICATIONS

I, R. David Graupner, Chief Executive Officer, certify that:
1. I have reviewed this annual report on Form 10-KSB of TM Century, Inc. a Delaware Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002

/s/R. David Graupner, Chief Executive Officer
---------------------------------------------
Principal Executive Officer



I, Teri R.S. James, Chief Financial Officer, certify that:
1. I have reviewed this annual report on Form 10-KSB of TM Century, Inc. a Delaware Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 20, 2002

/s/Teri R.S. James, Chief Financial Officer
-------------------------------------------
Principal Financial Officer