Form 10QSB
period 2002-12-31
TM CENTURY INC
filed 2003-02-12
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended: December 31, 2002



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

The number of issuer's shares of Common Stock outstanding as of December 31, 2002 was 2,481,193.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---


PART I. FINANCIAL INFORMATION FOR TM CENTURY, INC.
Item 1. Financial Statement and Notes


                        TM Century, Inc. and Subsidiaries
                           Consolidated Balance Sheets
              December 31, 2002 (Unaudited) and September 30, 2002

                                     ASSETS

                                                                                       December 31, 2002    September 30, 2002
                                                                                      ------------------    ------------------
CURRENT ASSETS
       Cash and cash equivalents                                                      $          573,605    $          459,649
       Short-term investments                                                                    652,403               645,452
       Accounts receivable
          less allowance for doubtful accounts of $46,775 and $49,181, respectively              652,940               635,814
       Inventories, net of allowance for obsolescence of $258,545 for both periods               380,672               369,779
       Prepaid expenses                                                                           93,384                88,577
                                                                                      ------------------    ------------------
             TOTAL CURRENT ASSETS                                                              2,353,004             2,199,271

PROPERTY AND EQUIPMENT                                                                         2,999,606             2,981,103
       Less accumulated depreciation and amortization                                         (2,594,742)           (2,556,719)
                                                                                      ------------------    ------------------
             NET PROPERTY AND EQUIPMENT                                                          404,864               424,384

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
          of $540,492 and $502,474, respectively                                                 403,298               403,455
COMEDY MATERIAL RIGHTS, net of accumulated amortization
         of $99,200 and $93,000, respectively                                                     24,800                31,000
OTHER ASSETS                                                                                       7,374                 7,560
                                                                                      ------------------    ------------------

       TOTAL ASSETS                                                                   $        3,193,340    $        3,065,670
                                                                                      ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of note payable                                                $           12,000    $           12,000
       Accounts payable                                                                           36,070                30,956
       Accrued expenses                                                                           83,458                87,065
       Deferred revenue                                                                          138,748               129,484
       Customer deposits - current                                                                59,645                59,645
                                                                                      ------------------    ------------------
             TOTAL CURRENT LIABILITIES                                                           329,921               319,150

NOTE PAYABLE - less current portion                                                                 --                   3,000
CUSTOMER DEPOSITS - non-current                                                                  111,209               107,170
                                                                                      ------------------    ------------------
             TOTAL LIABILITIES                                                                   441,130               429,320

STOCKHOLDERS' EQUITY
       Common stock, $.01 par value; authorized 7,500,000 shares;                                 29,705                29,705
          2,970,481 shares issued; and 2,481,193 shares outstanding
       Additional paid-in capital                                                              2,275,272             2,275,272
       Retained earnings                                                                       1,739,960             1,624,100
       Treasury stock - at cost, 489,288 shares                                               (1,292,727)           (1,292,727)
                                                                                      ------------------    ------------------
             TOTAL STOCKHOLDERS' EQUITY                                                        2,752,210             2,636,350
                                                                                      ------------------    ------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        3,193,340    $        3,065,670
                                                                                      ==================    ==================

            See notes to interim consolidated financial statements.

                        TM Century, Inc. and Subsidiaries
     Consolidated Statements of Operations and Retained Earnings (Unaudited)
                     For The Three Months Ended December 31


                                                         2002          2001
                                                     -----------   -----------

REVENUES                                             $ 1,289,198   $ 1,247,417

      Less  Commissions                                  219,110       215,456
                                                     -----------   -----------
           NET REVENUES                                1,070,088     1,031,961

COSTS AND EXPENSES
      Production, Programming, and Technical Costs       329,722       412,576
      General and Administrative                         441,095       469,043
      Selling Costs                                      152,966       227,861
      Depreciation                                        38,023        36,539
                                                     -----------   -----------
           TOTAL COSTS AND EXPENSES                      961,806     1,146,019

                                                     -----------   -----------
OPERATING INCOME (LOSS)                                  108,282      (114,058)

OTHER INCOME
      Interest income                                      7,578        11,035
                                                     -----------   -----------
           TOTAL OTHER INCOME                              7,578        11,035
                                                     -----------   -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          115,860      (103,023)

PROVISION FOR INCOME TAXES                                  --            --

                                                     -----------   -----------
NET INCOME (LOSS)                                    $   115,860   $  (103,023)
                                                     ===========   ===========

RETAINED EARNINGS, BEGINNING OF PERIOD                 1,624,100     1,680,644
                                                     -----------   -----------

RETAINED EARNINGS, END OF PERIOD                     $ 1,739,960   $ 1,577,621
                                                     ===========   ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE             $      0.05   $     (0.04)
                                                     ===========   ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE           $      0.05   $     (0.04)
                                                     ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             2,481,193     2,482,943
                                                     ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,487,754     2,482,943
                                                     ===========   ===========





            See notes to interim consolidated financial statements.


                        TM Century, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)
                     For The Three Months Ended December 31

                                                                                      2002         2001
                                                                                   ---------    ---------
OPERATING ACTIVITIES
     Net income (loss)                                                             $ 115,860    $(103,023)
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities
            Depreciation and amortization of property and equipment                   38,023       36,539
            Amortization of product development costs and comedy material rights      44,219       43,590
            Provision for doubtful accounts                                            3,750        4,500
     Increase (decrease) from changes in operating assets and liabilities:
            Accounts receivable                                                      (20,877)      34,323
            Inventories                                                              (10,893)      (5,867)
            Product development costs                                                (37,861)     (41,787)
            Prepaid expenses                                                          (4,807)     (27,781)
            Other assets                                                                 186         --
            Accounts payable and accrued expenses                                      1,507        8,168
            Deferred revenue                                                           9,264      (21,122)
            Customer deposits                                                          4,039        5,854
                                                                                   ---------    ---------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             142,410      (66,606)

INVESTING ACTIVITIES
     Purchase of short-term investments                                               (6,951)     (10,245)
     Purchases of property and equipment                                             (18,503)     (13,589)
                                                                                   ---------    ---------
     NET CASH USED IN INVESTING ACTIVITIES                                           (25,454)     (23,834)

FINANCING ACTIVITIES
     Principal payments on note payable                                               (3,000)      (6,556)
     Acquisition of treasury stock                                                      --         (1,500)
                                                                                   ---------    ---------
     NET CASH USED IN FINANCING ACTIVITIES                                            (3,000)      (8,056)
                                                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 113,956      (98,496)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     459,649      464,631
                                                                                   ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $ 573,605    $ 366,135
                                                                                   =========    =========

            See notes to interim consolidated financial statements.

                        TM CENTURY INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

1.   BASIS OF PRESENTATION

The interim consolidated financial statements of TM Century, Inc. (the "Company") at December 31, 2002, and for the three months ended December 31, 2002 and 2001, are unaudited, and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 2002 balance sheets were derived from the balance sheet included in the Company's audited consolidated financial statements as filed on Form 10-KSB for the year ended September 30, 2002.

The accompanying unaudited interim consolidated financial statements are for interim periods and do not include all disclosures normally provided in annual consolidated financial statements, and should be read in conjunction with the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements for the three months ended December 31, 2002 are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

No tax expense has been recorded for the period ended December 31, 2002 due to the net operating loss carryforward from prior periods.

4.   TREASURY STOCK

On October 29, 2001 the Board of Directors, by resolution, authorized the Company to purchase up to 100,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, from November 1, 2001 through October 31, 2003. As of December 31, 2002 the Company has made purchases of 2,000 shares at an average price of $.75 per share, with 2,481,193 shares outstanding. These purchases were funded by cash reserves of the Company. Future purchases are expected to be funded from operations or cash reserves of the Company.

5.   STOCK OPTIONS

On October 1, 2002 the Company entered into a three year agreement to renew the employment of R. David Graupner as President and Chief Executive Officer. The agreement grants Mr. Graupner 250,000 stock options at $ .34 per share, which vest at a rate of 40% upon grant and 20% per year thereafter through the term of the agreement.

6.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are calculated on the weighted average number of common shares outstanding during each period. Diluted earnings per share include common stock equivalents, if dilutive.

The following table provides a reconciliation between basic and diluted earnings
(loss) per share:

                                                       Three Months Ended
                                                           December 31
                                                    -------------------------
                                                        2002          2001
                                                    -----------   -----------

Net Income (Loss)                                   $   115,860   $  (103,023)

Weighted Average Number of Shares Outstanding
      Basic                                           2,481,193     2,482,943
      Dilutive effect of common stock equivalents         6,561             0
                                                    -----------   -----------
      Diluted                                         2,487,754     2,482,943

Earnings (Loss) Per Share:
      Basic Net Income (Loss)                       $       .05   $      (.04)
                                                    ===========   ===========
      Diluted Net Income (Loss)                     $       .05   $      (.04)
                                                    ===========   ===========


7.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

OVERVIEW

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

The Company reported net income of approximately $116,000 in the first fiscal quarter of 2003, compared to a loss of approximately $103,000 for the same period in 2002. The Company had operating cash flows of approximately $142,000 for the first fiscal quarter of 2003, primarily due to the net income for the period, supplemented by increases in deferred revenue and customer deposits. In the same fiscal period of 2002 the Company used approximately $67,000 to fund operations due to the loss for the period of approximately $103,000, partially offset by changes in operating assets and liabilities including the collection of $34,000 of accounts receivable balances. Approximately $19,000 was spent for the purchase of property and equipment associated with upgrades of computer and digital recording hardware in the first quarter of 2003. Purchases of property and equipment for the same period in fiscal 2002 totaled approximately $14,000 and included costs related to the upgrade of production equipment. Expenditures for product development for the quarter were approximately $38,000 and $42,000 for fiscal 2003 and 2002, respectively. Funds for operating needs, new product development and capital expenditures for the period were provided from operations of the Company. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $170,000 in fiscal 2003. Management anticipates that cash flows from operations and cash reserves will be sufficient to meet these capital requirements at least through the next twelve months. The Company has no other significant commitments for capital expenditures in fiscal 2003.

RESULTS OF CONTINUING OPERATIONS

Comparison of the Three-Month Periods Ended December 31, 2002 and 2001
----------------------------------------------------------------------

The Company experienced net income of approximately $116,000 in the first fiscal quarter of 2003, compared to a net loss of $103,000 in the same period of 2002. Revenues increased approximately $42,000, or 3.4% in the three-month period ended December 31, 2002 as compared to the same period for the previous year. Total operating costs decreased from $1,150,000 in the first quarter of fiscal 2002 to $960,000 in 2003.

The majority of the Company's clients are businesses that depend on advertising sales for their revenue. The serious recession in advertising expenditures in fiscal 2002 caused most, if not all, of these businesses to curtail or postpone spending, especially in non-essential products such as those marketed by the Company. Positive growth trends for advertising were experienced in the fourth fiscal quarter of 2002 and continued into the first fiscal quarter of 2003. This trend is expected to result in increased spending on products such as those marketed by the Company in the near future, although the positive impact cannot be determined with any certainty.

Revenue generated from cash sales and publisher's royalties in the quarter ended December 31, 2002 decreased $34,000, or 4.2% when compared to the same period in 2001. Barter revenue for the quarter increased $76,000, or 17.6%, which reflects the gradual recovery of advertising rates for barter service. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers.

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

Commissions as a percentage of revenues decreased to 17.0% of revenue in fiscal 2003 from 17.3% of revenue in fiscal 2002. This decrease is due to changes in the revenue structure where a greater percentage of international revenue was derived from direct sales rather than through third-party representatives.

Production, programming and technical costs decreased 20.1% to $330,000 in the first fiscal quarter of 2003 from $413,000 in 2002. The first quarter of fiscal 2002 reflected an increase in custom jingle production compared to the same period in fiscal 2003. Since production costs for custom jingles are higher than those for syndicated jingles, the effect on related expenses was noticeable in comparison. The Company also saw a decrease in shipping costs as more cost efficient packaging and carrier selection were implemented across all product lines.

General and administrative costs decreased $28,000, or 5.92%. A decrease of approximately $37,000 in facilities expenses occurred due to the negotiation of a new office lease, which reduced monthly rent and the responsibility for certain building maintenance costs. That decrease was offset by an increase in professional fees for services provided by marketing consultants and legal fees related to compliance with more stringent audit and reporting requirements.

Selling costs reflected a decrease of $75,000, or 32.9% for fiscal 2003 over 2002. The Company took advantage of the loss of sales personnel through attrition by restructuring the compensation plans for new hires to reduce fixed costs and provide more efficient coverage of the market.

Depreciation and amortization expense increased $1,500, or 4.1%, primarily as a result of purchases to replace outdated equipment.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002.

ITEM 3.  CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-QSB, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


[The remainder of this page is intentionally left blank.]

                           PART II. OTHER INFORMATION

Item 1. Legal proceedings - Not applicable.

Item 2. Changes in securities - Not applicable.

Item 3. Defaults upon senior securities - Not applicable.

Item 4. Submission of matters to a vote of security holders - None

Item 5. Other information

An agreement was approved  effective  October 1, 2002 to renew the employment of
R. David Graupner, President and CEO since May 1999. The agreement provides for a base salary of $180,000 per year through September 30, 2005 and performance based bonuses to be determined annually. The agreement also grants Mr. Graupner 250,000 stock options at $ .34 per share, which vest at a rate of 40% upon grant and 20% per year thereafter through the term of the agreement.

After approval by the Board of Directors, the Company executed a Memorandum of Understanding to document the agreement regarding the ownership interest in the new product or products to be developed by the entity known as Sold-Rite. Initial ownership interest in Sold-Rite shall be as follows:

              42.5%  TM Century, Inc.
              42.5%  R. David Graupner
              15.0%  Michael Cope

It was agreed that any patents that may be issued as a result of this project shall be assigned to TM Century.

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits
          Material Contracts:
          10.1 Employment Agreement between TM Century, Inc. and R. David Graupner dated October 1, 2002.
          10.2 Memorandum of Understanding of Agreement between TM Century, Inc., R. David Graupner and Michael Cope regarding Sold-Rite Holdings, LLC dated December 9, 2002.
          Other:
          99.1 Certification by R. David Graupner, Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          99.2 Certification by Teri R.S. James, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     b)   Reports on Form 8-K - None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Dated: February 12, 2003

                                                  TM CENTURY, INC.


                                               BY: /s/Teri R.S. James
                                                  ------------------------------
                                                  Teri R.S. James
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)


                                              BY: /s/R. David Graupner
                                                 -------------------------------
                                                  R. David Graupner
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)



                                 CERTIFICATIONS

I, R. David Graupner, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TM Century, Inc. a Delaware Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 12, 2003

/s/R. David Graupner, Chief Executive Officer
---------------------------------------------
Principal Executive Officer

I, Teri R.S. James, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of TM Century, Inc. a Delaware Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 12, 2003

/s/Teri R.S. James, Chief Financial Officer
-------------------------------------------
Principal Financial Officer