Form 10QSB
period 2003-03-31
TM CENTURY INC
filed 2003-05-13
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended: March 31, 2003



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

The number of issuer's shares of Common Stock outstanding as of March 31, 2003 was 2,481,193.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                        TM Century, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                     ASSETS

                                                                                       March 31, 2003      September 30, 2002
                                                                                         (Unaudited)
                                                                                     ------------------    ------------------
CURRENT ASSETS
       Cash and cash equivalents                                                     $          726,392    $          459,649
       Short-term investments                                                                   656,252               645,452
       Accounts receivable, less allowance for doubtful accounts
         of $44,827 and $49,181, respectively                                                   689,672               635,814
       Inventories, net of allowance for obsolescence of $258,545 for both periods              373,263               369,779
       Prepaid expenses                                                                         134,191                88,577
                                                                                     ------------------    ------------------
             TOTAL CURRENT ASSETS                                                             2,579,770             2,199,271

PROPERTY AND EQUIPMENT                                                                        3,014,567             2,981,103
       Less accumulated depreciation and amortization                                        (2,632,690)           (2,556,719)
                                                                                     ------------------    ------------------
             NET PROPERTY AND EQUIPMENT                                                         381,877               424,384

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
       of $579,992 and $502,474, respectively                                                   411,562               403,455
COMEDY MATERIAL RIGHTS, net of accumulated amortization
       of $105,400 and $93,000, respectively                                                     18,600                31,000
OTHER ASSETS                                                                                      7,187                 7,560
                                                                                     ------------------    ------------------

       TOTAL ASSETS                                                                  $        3,398,996    $        3,065,670
                                                                                     ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Current portion of note payable                                               $            9,000    $           12,000
       Accounts payable                                                                          53,114                30,956
       Accrued expenses                                                                         101,125                87,065
       Deferred revenue                                                                         187,496               129,484
       Customer deposits                                                                         59,645                59,645
                                                                                     ------------------    ------------------
             TOTAL CURRENT LIABILITIES                                                          410,380               319,150

NOTE PAYABLE, less current portion                                                                 --                   3,000
CUSTOMER DEPOSITS - non-current                                                                 129,416               107,170
                                                                                     ------------------    ------------------
             TOTAL LIABILITIES                                                                  539,796               429,320

STOCKHOLDERS' EQUITY
       Common stock, $.01 par value; authorized 7,500,000 shares;
          2,970,481 shares issued;
       2,481,193 shares outstanding                                                              29,705                29,705
       Additional paid-in capital                                                             2,275,272             2,275,272
       Retained earnings                                                                      1,846,950             1,624,100
       Treasury stock - at cost, 489,288 shares                                              (1,292,727)           (1,292,727)
                                                                                     ------------------    ------------------
             TOTAL STOCKHOLDERS' EQUITY                                                       2,859,200             2,636,350
                                                                                     ------------------    ------------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $        3,398,996    $        3,065,670
                                                                                     ==================    ==================


            See notes to interim consolidated financial statements.

                        TM Century, Inc. and Subsidiaries
     Consolidated Statements of Operations and Retained Earnings (Unaudited)


                                                   Three Months Ended March 31,
                                                       2003            2002
                                                   ------------    ------------

REVENUES                                           $  1,411,888    $  1,239,733
      Less  Commissions                                 203,772         207,012
                                                   ------------    ------------
          NET REVENUES                                1,208,116       1,032,721

COSTS AND EXPENSES
      Production, Programming, and Technical Costs      390,966         395,142
      General and Administrative                        455,884         526,837
      Selling Costs                                     220,850         230,919
      Depreciation                                       37,948          37,224
                                                   ------------    ------------
          TOTAL COSTS AND EXPENSES                    1,105,648       1,190,122

                                                   ------------    ------------
OPERATING INCOME (LOSS)                                 102,468        (157,401)

OTHER INCOME
      Interest income                                     4,522           3,949
      Other income                                         --               100
                                                   ------------    ------------
          TOTAL OTHER INCOME                              4,522           4,049
                                                   ------------    ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES         106,990        (153,352)

PROVISION FOR INCOME TAXES                                 --              --

                                                   ------------    ------------
NET INCOME (LOSS)                                  $    106,990    $   (153,352)
                                                   ============    ============

RETAINED EARNINGS, BEGINNING OF PERIOD                1,739,960       1,577,621
                                                   ------------    ------------

RETAINED EARNINGS, END OF PERIOD                   $  1,846,950    $  1,424,269
                                                   ============    ============

BASIC NET INCOME (LOSS) PER COMMON SHARE           $       0.04    $      (0.06)
                                                   ============    ============

DILUTED NET INCOME (LOSS) PER COMMON SHARE         $       0.04    $      (0.06)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC     2,481,193       2,481,193
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                               2,488,182       2,481,193
                                                   ============    ============

            See notes to interim consolidated financial statements.
                                       3

                        TM Century, Inc. and Subsidiaries
     Consolidated Statements of Operations and Retained Earnings (Unaudited)


                                                     Six Months Ended March 31,
                                                         2003           2002
                                                     -----------    -----------

REVENUES                                             $ 2,701,087    $ 2,487,150
      Less  Commissions                                  422,882        422,468
                                                     -----------    -----------
          NET REVENUES                                 2,278,205      2,064,682

COSTS AND EXPENSES
      Production, Programming, and Technical Costs       720,688        807,718
      General and Administrative                         896,979        995,879
      Selling Costs                                      373,816        458,781
      Depreciation                                        75,971         73,763
                                                     -----------    -----------
          TOTAL COSTS AND EXPENSES                     2,067,454      2,336,141

                                                     -----------    -----------
OPERATING INCOME (LOSS)                                  210,751       (271,459)

OTHER INCOME
      Interest income                                     12,099         14,984
      Other income                                          --              100
                                                     -----------    -----------
          TOTAL OTHER INCOME                              12,099         15,084
                                                     -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES          222,850       (256,375)

PROVISION FOR INCOME TAXES                                  --             --

                                                     -----------    -----------
NET INCOME (LOSS)                                    $   222,850    $  (256,375)
                                                     ===========    ===========


RETAINED EARNINGS, BEGINNING OF PERIOD                 1,624,100      1,680,644
                                                     -----------    -----------

RETAINED EARNINGS, END OF PERIOD                     $ 1,846,950    $ 1,424,269
                                                     ===========    ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE             $      0.09    $     (0.10)
                                                     ===========    ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE           $      0.09    $     (0.10)
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC      2,481,193      2,482,443
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,487,966      2,482,443
                                                     ===========    ===========


            See notes to interim consolidated financial statements.
                                       4


                        TM Century, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                   Six Months Ended March 31,
                                                                                       2003           2002
                                                                                   -----------    -----------
OPERATING ACTIVITIES
     Net income (loss)                                                             $   222,850    $  (256,375)
     Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities
            Depreciation and amortization of property and equipment                     75,971         73,763
            Amortization of product development costs and comedy material rights        89,918         88,861
            Provision for doubtful accounts                                              7,500          6,937
     Increase (decrease) from changes in operating assets and liabilities:
            Accounts receivable                                                        (61,358)       (73,169)
            Inventories                                                                 (3,484)        28,142
            Product development costs                                                  (85,625)       (83,306)
            Prepaid expenses                                                           (45,614)         6,706
            Other Assets                                                                   373
            Accounts payable and accrued expenses                                       36,218         76,277
            Deferred revenue                                                            58,012          4,260
            Customer deposits                                                           22,246         15,037
                                                                                   -----------    -----------
     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               317,007       (112,867)

INVESTING ACTIVITIES
     Purchase of short-term investments                                                (10,800)       (12,963)
     Purchases of property and equipment                                               (33,464)       (67,107)
                                                                                   -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES                                             (44,264)       (80,070)

FINANCING ACTIVITIES
     Principal payments on note payable                                                 (6,000)        (8,556)
     Acquisition of treasury stock                                                        --           (1,500)
                                                                                   -----------    -----------
     NET CASH USED IN FINANCING ACTIVITIES                                              (6,000)       (10,056)
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   266,743       (202,993)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       459,649        464,631
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   726,392    $   261,638
                                                                                   ===========    ===========










            See notes to interim consolidated financial statements.
                                       5

                        TM CENTURY INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

1.   BASIS OF PRESENTATION

The interim consolidated financial statements of TM Century, Inc. (the "Company") at March 31, 2003, and for the three and six months ended March 31, 2003 and 2002, are unaudited and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 2002 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as filed on Form 10-KSB for the year ended September 30, 2002.

The accompanying unaudited interim consolidated financial statements are for interim periods and do not include all disclosures normally provided in annual consolidated financial statements, and should be read in conjunction with the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements for the three and six months ended March 31, 2003 are not necessarily indicative of the results which can be expected for the entire fiscal year.

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

No tax expense has been recorded for the period ended March 31, 2003 due to the utilization of net operating loss carryforwards from prior periods.


4.   STOCK OPTIONS

On October 1, 2002 the Company entered into a three year agreement to renew the employment of R. David Graupner as President and Chief Executive Officer. The agreement grants Mr. Graupner 250,000 stock options at $ .34 per share, which vest at a rate of 40% upon grant and 20% per year thereafter through the term of the agreement.

5.   STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense associated with options issued during the periods ended March 31, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net income (loss) and net income (loss) per share would have been affected as indicated below:

                                                   Three Months Ended        Six Months Ended
                                                        March 31                  March 31
                                                  ---------------------    ---------------------
                                                     2003        2002         2003        2002
                                                  ---------   ---------    ---------   ---------
Net income (loss) attributable to common
stockholders as reported                          $ 106,990   $(153,352)   $ 222,850   $(256,375)

Add:    Stock-based employee compensation
        expense included in reported net income
        (loss)                                            0           0            0           0
Deduct: Stock-based employee compensation
        expense determined under fair value
        based method                                  8,066       3,781       16,133       7,563
                                                  ---------   ---------    ---------   ---------
Pro forma net income (loss)                       $  98,924   $(157,133)   $ 206,717   $(263,938)

Net income (loss) per share
      As reported                                 $     .04   $    (.06)   $     .09   $     .10)
                                                  =========   =========    =========   =========
      Pro forma                                   $     .04   $    (.06)   $     .08   $    (.11)
                                                  =========   =========    =========   =========


6.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share include common stock equivalents, if dilutive.

The following table provides a reconciliation between basic and diluted earnings
(loss) per share:

                                                        Three Months Ended           Six Months Ended
                                                             March 31                    March 31
                                                    -------------------------    -------------------------
                                                        2003          2002           2003          2002
                                                    -----------   -----------    -----------   -----------

Net Income (Loss)                                   $   106,990   $  (153,352)   $   222,850   $  (256,375)

Weighted Average Number of Shares Outstanding
      Basic                                           2,481,193     2,481,193      2,481,193     2,482,443
      Dilutive effect of common stock equivalents         6,989             0          6,773             0
                                                    -----------   -----------    -----------   -----------
      Diluted                                         2,488,182     2,481,193      2,487,966     2,482,443


Earnings (Loss) Per Share:
      Basic Net Income (Loss)                       $       .04   $      (.06)   $       .09   $      (.10)
                                                    ===========   ===========    ===========   ===========
      Diluted Net Income (Loss)                     $       .04   $      (.06)   $       .09   $      (.10)
                                                    ===========   ===========    ===========   ===========

7.   NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS 123, "Accounting for Stock-Based Compensation." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. SFAS 148 is effective for fiscal years ending after December 15, 2002, however, the disclosure requirements of SFAS 148 are effective for quarters ending after December 15, 2002. When the Company adopts the provisions of SFAS 148 it is expected that there will be no material effect on the financial position or results of operations of the Company.

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

The Company reported net income of approximately $223,000 in the six-month period ending March 31, 2003, compared to a loss of approximately $256,000 for the same period in 2002. The Company had operating cash flows of approximately $317,000 for the first six months of 2003, primarily due to the net income for the period, supplemented by increases in deferred revenue, accounts payable and accrued expenses and customer deposits as, well as adjustments for non-cash expenses offset by changes in accounts receivable, product development costs, and prepaid expenses. In the same fiscal period of 2002 the Company used approximately $113,000 to fund operations due to the loss for the period of approximately $256,000, offset by adjustments for non-cash expenses of approximately $170,000 and net changes in operating assets and liabilities of approximately $26,000. Approximately $33,000 was spent for the purchase of property and equipment associated with upgrades of computer and digital recording hardware in the first six months of fiscal 2003. Purchases of property and equipment for the same period in fiscal 2002 totaled approximately $67,000 and included costs related to the upgrade of production equipment. Expenditures for product development for the six-month period were approximately $86,000 and $83,000 for fiscal 2003 and 2002, respectively. Funds for operating needs, new product development and capital expenditures for the current period were provided from operations of the Company. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $170,000 in fiscal 2003. Management anticipates that cash flows from operations and cash reserves will be sufficient to meet these capital requirements at least through the next twelve months. The Company has no other significant commitments for capital expenditures in fiscal 2003.

RESULTS OF CONTINUING OPERATIONS

Comparison of the Three-Month Periods Ended March 31, 2003 and 2002
-------------------------------------------------------------------

The Company experienced net income of approximately $107,000 in the second fiscal quarter of 2003, compared to a net loss of $153,000 in the same period of 2002. Revenues increased approximately $172,000, or 13.9% in the three-month period ended March 31, 2003 as compared to the same period for the previous year. Total operating costs decreased from $1,190,000 in the second quarter of fiscal 2002 to $1,106,000 in 2003.

The majority of the Company's clients are businesses that depend on broadcast advertising sales for their revenue. The serious recession in advertising expenditures in fiscal 2002 caused most, if not all, of these businesses to curtail or postpone spending, especially in non-essential products such as those marketed by the Company. Positive growth trends for advertising were experienced in the fourth fiscal quarter of 2002 and continued into the first two fiscal quarters of 2003, however, the impact of U.S. involvement in foreign conflict and the related affect on advertising spending continues to be a factor.

Revenue generated from cash sales and publisher's royalties in the quarter ended March 31, 2003 increased approximately $71,000, or 8.5% when compared to the same period in 2002. Barter revenue for the quarter increased $102,000, or 25.3%, which reflects the gradual recovery of advertising rates for barter service. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers.

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

Commissions as a percentage of revenues decreased to 14.4% of revenue in the second quarter of fiscal 2003 from 16.7% of revenue for the same period in fiscal 2002. This decrease is due to changes in the revenue structure where a greater percentage of international revenue was derived from direct sales rather than through third-party representatives.

Production, programming and technical costs decreased 1.0% to $391,000 in the second fiscal quarter of 2003 from $395,000 in 2002.

General and administrative costs decreased $71,000, or 13.5%. A decrease of approximately $26,000 in facilities expenses occurred due to the negotiation of a new office lease, which reduced monthly rent and the responsibility for certain building maintenance costs. Professional fees in the second quarter of 2003 decreased when compared to the same period in 2002, which included legal fees related to a patent application for the SOLD-RITE(TM) (Secure On Line Delivery of Recordings, Information, Text, and Entertainment) System, a method of delivering content to consumers via the Internet.

Selling costs reflected a decrease of approximately $10,000, or 4.4% for fiscal 2003 over 2002. The Company took advantage of the loss of sales personnel through attrition by restructuring the compensation plans for new employees to reduce fixed costs and provide more efficient coverage of the market.

Depreciation and amortization expense increased $725, or 1.9%, primarily as a result of purchases to replace outdated equipment.

Comparison of the Six-Month Periods Ended March 31, 2003 and 2002
-----------------------------------------------------------------

The Company experienced net income of approximately $222,850 in the six-month period ended March 31, 2003, compared to a net loss of $256,000 in the same period of 2002. Gross revenues increased approximately $214,000, or 8.6% while total operating costs decreased $269,000, or 11.5%.

The majority of the Company's clients are businesses that depend on broadcast advertising sales for their revenue. The serious recession in advertising expenditures in fiscal 2002 caused most, if not all, of these businesses to curtail or postpone spending, especially in non-essential products such as those marketed by the Company. Positive growth trends for advertising were experienced in the fourth fiscal quarter of 2002 and continued into the first two fiscal quarters of 2003, however, the impact of U.S. involvement in foreign conflict and the related affect on advertising spending continues to be a factor.

Revenue generated from cash sales and publisher's royalties in the six-month period ended March 31, 2003 increased approximately $37,000, or 2.2% when compared to the same period in 2002. Barter revenue for the quarter increased $177,000 or 21.4%, which reflects the gradual recovery of advertising rates for barter service. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers.

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

Commissions as a percentage of revenues decreased to 15.7% of revenue in the first two quarters of fiscal 2003 from 17.0% of revenue for the same period in fiscal 2002. This decrease is due to changes in the revenue structure where a greater percentage of international revenue was derived from direct sales rather than through third-party representatives.

Production, programming and technical costs decreased 10.8% to $721,000 in the six-month period of 2003 from $808,000 in 2002. The first six months of fiscal 2002 reflected an increase in custom jingle production compared to the same period in fiscal 2003. Since production costs for custom jingles are higher than those for syndicated jingles, the effect on related expenses was noticeable in comparison. The Company also saw a decrease in shipping costs as more cost efficient packaging and carrier selection were implemented across all product lines.

General and administrative costs decreased approximately $99,000, or 9.9%. A decrease of approximately $63,000 in facilities expenses occurred due to the negotiation of a new office lease, which reduced monthly rent and the responsibility for certain building maintenance costs. Professional fees in the fiscal 2003 decreased when compared to the same period in 2002, which included legal fees related to a patent application for the SOLD-RITE(TM) (Secure On Line Delivery of Recordings, Information, Text, and Entertainment) System, a method of delivering content to consumers via the Internet.

Selling costs reflected a decrease of approximately $85,000, or 18.5% for fiscal 2003 over 2002. The Company took advantage of the loss of sales personnel through attrition by restructuring the compensation plans for new hires to reduce fixed costs and provide more efficient coverage of the market.

Depreciation and amortization expense increased $2,200, or 3.0%, primarily as a result of purchases to replace outdated equipment.

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

Item 1. Legal proceedings - Not applicable.

Item 2. Changes in securities - Not applicable.

Item 3. Defaults upon senior securities - Not applicable.

Item 4. Submission of matters to a vote of security holders

The holders of approximately 69.6% or 1,725,750 shares of the outstanding common stock of the Company, by written consent executed as of March 24, 2003 in accordance with Delaware law, (i) re-elected all five directors of the Company, Marjorie L. McIntyre, A. Ann Armstrong, Carol M. Long, Michael Cope and R. David Graupner, and, (ii) approved the anticipated appointment of KBA Group LLP (formerly King Griffin & Adamson P.C.) as the Company's independent certified public accountants for the fiscal year ended September 30, 2003. The Company did not solicit proxies or consents in connection therewith.

Item 5. Other information

In a meeting of the Board of Directors held December 9, 2002 an agreement was approved to amend and renew the consulting agreement with Marjorie McIntyre, in effect since 1993. The agreement provides for fees of $75,000 per year through December 31, 2005. Mrs. McIntyre has been the Chairman of the Board of Directors for the Company since August 1990.

Item 6. Exhibits and Reports on Form 8-K

         a)       Exhibits
                  Material Contracts:
                  10.1 Consulting Agreement between TM Century, Inc. and Marjorie McIntyre dated January 1, 2003.
                  Other:
                  99.1 Certification by R. David Graupner, Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  99.2 Certification by Teri R.S. James, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. b) Reports on Form 8-K On May 12, 2003, the Company filed a Current Report on Form 8-K in connection with the resignation of King, Griffin and Adamson P.C. as the Company's independent public accountants to allow its successor entity, KBA Group LLP, to be engaged as the Company's independent public accountants.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Dated: May 13, 2003

                                                  TM CENTURY, INC.


                                                  BY: /s/Teri R.S. James
                                                     -------------------
                                                  Teri R.S. James
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)


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

Date:  May 13, 2003

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

Date:  May 13, 2003

/s/Teri R.S. James, Chief Financial Officer
-------------------------------------------
Principal Financial Officer