Form 10QSB
period 2003-06-30
TM CENTURY INC
filed 2003-08-14
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                   FORM 10-QSB



              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE


                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended: June 30, 2003



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

The number of issuer's shares of Common Stock outstanding as of June 30, 2003 was 2,481,193.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND NOTES

                        TM Century, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                     ASSETS

                                                                   June 30, 2003      September 30, 2002
                                                                    (Unaudited)
                                                                ------------------    ------------------
CURRENT ASSETS
   Cash and cash equivalents                                    $          725,547    $          459,649
   Short-term investments                                                  660,038               645,452
   Accounts receivable, less allowance for doubtful accounts
     of $46,782 and $49,181, respectively                                  783,234               635,814
   Inventories, net of allowance for obsolescence of $258,545
     for both periods                                                      351,651               369,779
   Prepaid expenses                                                        165,871                88,577
                                                                ------------------    ------------------
         TOTAL CURRENT ASSETS                                            2,686,341             2,199,271

PROPERTY AND EQUIPMENT                                                   3,052,092             2,981,103
   Less accumulated depreciation and amortization                       (2,671,298)           (2,556,719)
                                                                ------------------    ------------------
         NET PROPERTY AND EQUIPMENT                                        380,794               424,384

PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
   of $621,017 and $502,474, respectively                                  411,232               403,455
COMEDY MATERIAL RIGHTS, net of accumulated amortization
   of  $111,600 and $93,000, respectively                                   12,400                31,000
OTHER ASSETS                                                                 7,000                 7,560
                                                                ------------------    ------------------

   TOTAL ASSETS                                                 $        3,497,767    $        3,065,670
                                                                ==================    ==================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of note payable                              $            6,000    $           12,000
   Accounts payable                                                         29,566                30,956
   Accrued expenses                                                         90,689                87,065
   Deferred revenue                                                        131,514               129,484
   Customer deposits - current portion                                      59,645                59,645
                                                                ------------------    ------------------
     TOTAL CURRENT LIABILITIES                                             317,414               319,150

NOTE PAYABLE, less current portion                                            --                   3,000
CUSTOMER DEPOSITS - non-current                                            142,658               107,170
                                                                ------------------    ------------------
         TOTAL LIABILITIES                                                 460,072               429,320

STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized 7,500,000 shares;
     2,970,481 shares issued; 2,481,193 shares outstanding                  29,705                29,705
   Additional paid-in capital                                            2,275,272             2,275,272
   Retained earnings                                                     2,025,445             1,624,100
   Treasury stock - at cost, 489,288 shares                             (1,292,727)           (1,292,727)
                                                                ------------------    ------------------
         TOTAL STOCKHOLDERS' EQUITY                                      3,037,695             2,636,350
                                                                ------------------    ------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $        3,497,767    $        3,065,670
                                                                ==================    ==================



            See notes to iinterim consolidated financial statements.

                        TM Century, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)


                                                     Three Months Ended June 30
                                                         2003           2002
                                                     -----------    -----------
REVENUES                                             $ 1,467,082    $ 1,352,598
      Less  Commissions                                  239,978        193,633
                                                     -----------    -----------
          NET REVENUES                                 1,227,104      1,158,965

COSTS AND EXPENSES
      Production, Programming, and Technical Costs       362,723        409,835
      General and Administrative                         451,849        427,959
      Selling Costs                                      199,859        203,854
      Depreciation                                        38,607         38,441
                                                     -----------    -----------
          TOTAL COSTS AND EXPENSES                     1,053,038      1,080,089

                                                     -----------    -----------
OPERATING INCOME                                         174,066         78,876

OTHER INCOME
      Interest income                                      4,429            472
      Other income                                          --              419
                                                     -----------    -----------
          TOTAL OTHER INCOME                               4,429            891
                                                     -----------    -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                 178,495         79,767

INCOME TAX EXPENSE                                          --             --
                                                     -----------    -----------
NET INCOME                                           $   178,495    $    79,767
                                                     ===========    ===========

BASIC NET INCOME PER COMMON SHARE                    $      0.07    $      0.03
                                                     ===========    ===========

DILUTED NET INCOME PER COMMON SHARE                  $      0.07    $      0.03
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC      2,481,193      2,481,193
                                                     ===========    ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                2,518,704      2,487,287
                                                     ===========    ===========





            See notes to iinterim consolidated financial statements.

                        TM Century, Inc. and Subsidiaries
                Consolidated Statements of Operations (Unaudited)



                                                      Nine Months Ended June 30
                                                          2003          2002
                                                      -----------   -----------

REVENUES                                              $ 4,168,169   $ 3,839,749
      Less  Commissions                                   662,860       616,100
                                                      -----------   -----------
           NET REVENUES                                 3,505,309     3,223,649

COSTS AND EXPENSES
      Production, Programming, and Technical Costs      1,083,411     1,217,553
      General and Administrative                        1,348,828     1,423,839
      Selling Costs                                       573,675       662,635
      Depreciation                                        114,579       112,204
                                                      -----------   -----------
           TOTAL COSTS AND EXPENSES                     3,120,493     3,416,231

                                                      -----------   -----------
OPERATING INCOME (LOSS)                                   384,816      (192,582)

OTHER INCOME
      Interest income                                      16,529        15,455
      Other income                                           --             519
                                                      -----------   -----------
           TOTAL OTHER INCOME                              16,529        15,974
                                                      -----------   -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES           401,345      (176,608)

INCOME TAX EXPENSE                                           --            --
                                                      -----------   -----------
NET INCOME (LOSS)                                     $   401,345   $  (176,608)
                                                      ===========   ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE              $      0.16   $     (0.07)
                                                      ===========   ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE            $      0.16   $     (0.07)
                                                      ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING, BASIC       2,481,193     2,481,193
                                                      ===========   ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION                                 2,495,800     2,481,193
                                                      ===========   ===========






            See notes to iinterim consolidated financial statements.


                        TM Century, Inc. and Subsidiaries
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                 For The Nine Months Ended June 30
                                                                                      2003               2002
                                                                                 --------------     --------------
OPERATING ACTIVITIES
   Net income (loss)                                                             $      401,345     $     (176,608)
   Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities
          Depreciation and amortization of property and equipment                       114,579            112,204
          Amortization of product development costs and comedy material rights          137,143            135,552
          Provision for doubtful accounts                                                16,500             13,000
          Reduction in carrying value of inventories                                      4,500               --
   Increase (decrease) from changes in operating assets
   and liabilities:
          Accounts receivable                                                          (163,920)           (53,621)
          Inventories                                                                    13,628             42,318
          Product development costs                                                    (126,320)          (123,343)
          Prepaid expenses                                                              (77,294)             6,383
          Other assets                                                                      560             (3,169)
          Accounts payable and accrued expenses                                           2,234            (39,603)
          Deferred revenue                                                                2,030            (25,285)
          Customer deposits                                                              35,488                256
                                                                                 --------------     --------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  360,473           (111,916)

INVESTING ACTIVITIES
   Purchase of short-term investments                                                   (14,586)           (13,164)
   Purchases of property and equipment                                                  (70,989)           (89,193)
                                                                                 --------------     --------------
   NET CASH USED IN INVESTING ACTIVITIES                                                (85,575)          (102,357)

FINANCING ACTIVITIES
   Principal payments on note payable                                                    (9,000)           (11,556)
   Acquisition of treasury stock                                                           --               (1,500)
                                                                                 --------------     --------------
   NET CASH USED IN FINANCING ACTIVITIES                                                 (9,000)           (13,056)
                                                                                 --------------     --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    265,898           (227,329)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        459,649            464,631
                                                                                 --------------     --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $      725,547     $      237,302
                                                                                 ==============     ==============






            See notes to iinterim consolidated financial statements.

                        TM CENTURY INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

1. BASIS OF PRESENTATION

The interim consolidated financial statements of TM Century, Inc. (the "Company") at June 30, 2003, and for the three and nine months ended June 30, 2003 and 2002, are unaudited and include all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for a fair presentation. The September 30, 2002 balance sheet was derived from the balance sheet included in the Company's audited consolidated financial statements as filed on Form 10-KSB for the year ended September 30, 2002.

The accompanying unaudited interim consolidated financial statements are for interim periods and do not include all disclosures normally provided in annual consolidated financial statements, and should be read in conjunction with the Company's audited consolidated financial statements. The accompanying unaudited interim consolidated financial statements for the three and nine months ended June 30, 2003 are not necessarily indicative of the results that can be expected for the entire fiscal year.

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

No income tax expense has been recorded for the period ended June 30, 2003 due to the utilization of net operating loss carryforwards from prior periods.


4. STOCK OPTIONS

On October 1, 2002 the Company entered into a three year agreement to renew the employment of R. David Graupner as President and Chief Executive Officer. The agreement grants Mr. Graupner 250,000 stock options at $ .34 per share, which vest at a rate of 40% upon grant and 20% per year thereafter through the term of the agreement.

5. STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense associated with options issued during the periods ended June 30, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net income (loss) and net income (loss) per share would have been affected as indicated below:


                                                   Three Months Ended      Nine months Ended
                                                        June 30                June 30
                                                 ---------------------   ---------------------
                                                    2003        2002        2003        2002
                                                 ---------   ---------   ---------   ---------
Net income (loss) attributable to common
stockholders as reported                         $ 178,495   $  79,767   $ 401,345   $(176,608)

Add:   Stock-based employee compensation
       expense included in reported net income
       (loss)                                            0           0           0           0

Deduct:Stock-based employee compensation
       expense determined under fair value
       based method                                  8,178       3,781      24,535      11,344
                                                 ---------   ---------   ---------   ---------
Pro forma net income (loss)                      $ 170,317   $  75,986   $ 376,810   $(187,952)


Net income (loss) per share
      As reported                                $     .07   $     .03   $     .16   $    (.07)
                                                 =========   =========   =========   =========
      Pro forma                                  $     .07   $     .03   $     .15   $    (.08)
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

The following table provides a reconciliation between basic and diluted earnings
(loss) per share:


                                                        Three Months Ended         Nine months Ended
                                                             June 30                   June 30
                                                    -------------------------   -------------------------
                                                        2003          2002          2003          2002
                                                    -----------   -----------   -----------   -----------

Net Income (Loss)                                   $   178,495   $    79,767   $   401,345   $  (176,608)


Weighted Average Number of Shares Outstanding
      Basic                                           2,481,193     2,481,193     2,481,193     2,481,193

      Dilutive effect of common stock equivalents        37,511         6,094        14,607             0
                                                    -----------   -----------   -----------   -----------
      Diluted                                         2,518,704     2,487,287     2,495,800     2,481,193


Earnings (Loss) Per Share:
      Basic Net Income (Loss)                       $       .07   $       .03   $       .16   $      (.07)
                                                    ===========   ===========   ===========   ===========
      Diluted Net Income (Loss)                     $       .07   $       .03   $       .16   $      (.07)
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

The Company reported net income of approximately $401,000 in the nine-month period ending June 30, 2003, compared to a loss of approximately $177,000 for the same period in 2002. The Company generated operating cash flows of approximately $360,000 for the first nine months of 2003, primarily due to the net income for the period of approximately $401,000, supplemented by increases in deferred revenue, accounts payable and accrued expenses and customer deposits totaling $40,000 as well as adjustments for non-cash expenses of $273,000 offset by changes in accounts receivable, product development costs, and prepaid expenses totaling $368,000. In the same fiscal period of 2002 the Company used approximately $112,000 to fund operations due to the loss for the period of approximately $177,000, offset by adjustments for non-cash expenses of approximately $261,000 and net changes in operating assets and liabilities of approximately $196,000. Approximately $71,000 was spent for the purchase of property and equipment associated with upgrades of computer and digital recording hardware in the first nine months of fiscal 2003. Purchases of property and equipment for the same period in fiscal 2002 totaled approximately $89,000 and included costs related to the upgrade of production equipment. Expenditures for product development for the nine-month period were approximately $126,000 and $123,000 for fiscal 2003 and 2002, respectively. Funds for operating needs, new product development and capital expenditures for the current period were provided from operations of the Company. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development expenditures are expected to be approximately $170,000 in fiscal 2003. Management anticipates that cash flows from operations and cash reserves will be sufficient to meet these capital requirements at least through the next twelve months. The Company has no other significant commitments for capital expenditures in fiscal 2003.

RESULTS OF OPERATIONS

Comparison of the Three-Month Periods Ended June 30, 2003 and 2002
------------------------------------------------------------------

The Company experienced net income of approximately $178,000 in the third fiscal quarter of 2003, compared to net income of $80,000 in the same period of 2002. Gross revenues increased approximately $114,000, or 8.5% in the three-month period ended June 30, 2003 as compared to the same period for the previous year. Total operating costs decreased from $1,080,000 in the third quarter of fiscal 2002 to $1,053,000 in 2003.

The majority of the Company's clients are businesses that depend on broadcast advertising sales for their revenue. The serious recession in advertising expenditures in fiscal 2002 caused most, if not all, of these businesses to curtail or postpone spending, especially in non-essential products such as those marketed by the Company. Positive growth trends for advertising were experienced in the fourth fiscal quarter of 2002 and continued into the first three fiscal quarters of 2003, however, the impact of U.S. involvement in foreign conflict and the related affect on advertising spending continues to be a factor.

Revenue generated from cash sales and publisher's royalties in the quarter ended June 30, 2003 decreased approximately $95,000, or 9.9% when compared to the same period in 2002. However, barter revenue for the quarter increased $209,000, or 53.6%, which reflects the continued recovery of advertising rates for barter service. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers.

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

Commissions as a percentage of revenues increased to 16.4% of revenue in the third quarter of fiscal 2003 from 14.3% of revenue for the same period in fiscal 2002. This increase is due to changes in the revenue structure where a greater percentage of revenue was derived from advertising.

Production, programming and technical costs decreased 13.0% to $358,000 in the third fiscal quarter of 2003 from approximately $410,000 in 2002. As a percentage of gross revenue, costs dropped from 30.3% in fiscal 2002 to 24.4% in 2003. The decrease is the result of a combination of cost reduction methods, primarily due to the continued effort to internalize component production.

General and administrative costs increased $24,000, or 5.6%. The increase is primarily the result of the employment of consultants to provide additional access to media clients, both domestically and internationally. Other factors include the timing of other administrative expenses related to facility maintenance and an increase in bad debt expense.

Selling costs reflected a decrease of approximately $4,000, or 2.0% for fiscal 2003 over 2002. The Company took advantage of the loss of sales personnel through attrition by restructuring the compensation plans for new employees to reduce fixed costs and provide more efficient coverage of the market.


Comparison of the Nine-month Periods Ended June 30, 2003 and 2002
-----------------------------------------------------------------

The Company experienced net income of approximately $401,000 in the nine-month period ended June 30, 2003, compared to a net loss of $177,000 in the same period of 2002. Gross revenues increased approximately $328,000, or 8.6% while total operating costs decreased $296,000, or 8.7%.

The majority of the Company's clients are businesses that depend on broadcast advertising sales for their revenue. The serious recession in advertising expenditures in fiscal 2002 caused most, if not all, of these businesses to curtail or postpone spending, especially in non-essential products such as those marketed by the Company. Positive growth trends for advertising were experienced in the fourth fiscal quarter of 2002 and continued into the first three fiscal quarters of 2003, however, the impact of U.S. involvement in foreign conflict and the related affect on advertising spending continues to be a factor.

Revenue generated from cash sales and publisher's royalties in the nine-month period ended June 30, 2003 decreased approximately $58,000, or 2.2% when compared to the same period in 2002. However, barter revenue for the quarter increased $387,000 or 31.7%, which reflects the continued recovery of advertising rates for barter service. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers.

As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries rather than from conversions to compact disc music library technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. However, the advent of computer-based music storage has opened a new market to the Company; delivering music in a form (.wav file format and MPEG format) that is more conducive, convenient and cost efficient for operators to load onto their computer-based broadcast systems. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes that revenues from weekly music services will either remain relatively unchanged or continue to grow by introducing new music libraries to the market. Management believes the international markets have not reached maturity for compact disc technology. Renewals and new sales growth are subject to customer acceptance of the new products.

Commissions as a percentage of revenues decreased to 15.9% of revenue in the first three quarters of fiscal 2003 from 16.0% of revenue for the same period in fiscal 2002. This decrease is due to changes in the revenue structure where a greater percentage of international revenue was derived from direct sales rather than through third-party representatives.

Production, programming and technical costs decreased 11.4% to $1,079,000 in the nine-month period of 2003 from $1,218,000 in 2002. The first nine months of fiscal 2002 reflected an increase in custom jingle production compared to the same period in fiscal 2003. Since production costs for custom jingles are higher than those for syndicated jingles, the effect on related expenses was noticeable in comparison. The Company also saw a decrease in shipping costs as more cost efficient packaging and carrier selection were implemented across all product lines.

General and administrative costs decreased approximately $75,000, or 5.3%. A decrease of approximately $53,000 in facilities expenses occurred due to the negotiation of a new office lease, which reduced monthly rent and the responsibility for certain building maintenance costs. Additional reductions in administrative costs occurred through changes in consulting relationships.

Selling costs reflected a decrease of approximately $89,000, or 13.4% for fiscal 2003 over 2002. The Company took advantage of the loss of sales personnel through attrition by restructuring the compensation plans for new hires to reduce fixed costs and provide more efficient coverage of the market.

Depreciation and amortization expense increased $2,300, or 2.1%, primarily as a result of purchases to replace outdated equipment.

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

Item 3. Defaults upon senior securities - Not applicable.

Item 4. Submission of matters to a vote of security holders - None

Item 5. Other information - None

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits
          Material Contracts:
          Other:
          31.1 Certification by R. David Graupner, Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification by Teri R.S. James, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification by R. David Graupner, Chief Executive Officer, and Teri R.S. James, Chief Financial Officer, pursuant to 18 USC
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     b)   Reports on Form 8-K - None



[The remainder of this page is intentionally left blank.]

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Dated: August 13, 2003

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