Form 10KSB
period 2003-09-30
TM CENTURY INC
filed 2003-12-24
CIK 754590

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  September 30, 2003       Commission file No. 0-13167


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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB

The issuer's revenue for its most recent fiscal year was $5,798,606.

The aggregate market value of the voting stock held by non-affiliates of the issuer on September 30, 2003 based upon the average bid and asked prices of such stock on that date was $642,581. The number of issuer's shares of Common Stock outstanding as of September 30, 2003 was 2,473,193.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company has historically included the information contained in the Company's 2004 Information Statement by reference in Part III. However, the Company filed a Form 15 with an effective date of December 24, 2003. Since it will be a non-reporting entity, the Company has no intention to file the 2004 Information Statement and therefore is not incorporating it by reference.

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

Products
--------

The Company creates, produces, markets, and distributes musical goods and services for multimedia clients worldwide. The music services provided include compilations of popular music, audio production elements, sales libraries, and comedy and show preparation elements for broadcast, as well as identification and commercial jingles.

HitDisc(R), GoldDisc(R), GoldDrive(R), and GoldWav(TM) provide copyrighted music in various media forms to radio stations, satellite and Internet networks, websites, the American Forces Radio Network and commercial businesses. HitDisc(R) provides a weekly service of new record releases, while the Gold product line provides compilation libraries, by format, of Top Twenty music titles for the past fifty years on compact disc, MP2 or .wav format.

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

Due to the wide variety of music services in multiple formats offered by the Company on compact disc, a significant number of compact discs are maintained on the premises. The implementation of in-house disc replication for all products during 2001 allows greater control over inventory levels necessary to satisfy shipping requirements on a timely basis, however, certain inventory levels are maintained for products produced in prior periods.

Set forth in the following tables are the Company's gross revenues (in thousands) by significant product category for the years ended September 30, 2003 and 2002.

     (Dollar Amounts in Thousands)
                                                            2003         2002
                                                         ----------   ----------
Music Services                                           $    4,311   $    4,023
Jingles                                                       1,464        1,161
Other                                                            24            8
                                                         ----------   ----------
Total                                                    $    5,799   $    5,192
                                                         ==========   ==========


Marketing and Distribution
--------------------------

The Company currently sells and supplies its products and services worldwide through its sales staff in Dallas, Texas. Sales are made through telephone solicitation, advertising in trade magazines, trade convention displays, and the Internet. The Company also sells its products through distribution arrangements with independent sales agents worldwide. Other than fees paid to independent sales agents, no other significant costs are incurred by the Company in conjunction with its international sales activities. Products are shipped from the Company's headquarters via mail and express delivery services.

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

Customers
---------

The Company's business is largely dependent upon the broadcasting industry. Revenues are generated from sales to customers in the United States and worldwide. According to industry publications, approximately 13,000 radio stations are licensed by the Federal Communications Commission (FCC) for public broadcasting in the United States. Management believes that approximately 11,000 stations in the U. S. may require products and services of the type provided by the Company. No single customer has accounted for more than 10% of the Company's revenues in any of the past two years. In fiscal 2003 the Company saw a significant increase in its sales of music libraries outside the traditional broadcast industry as a result of efforts to target satellite and Internet networks, post production facilities, and commercial businesses.

Gross revenues from foreign sales totaled $677,000 and $885,000 for the years ended 2003 and 2002, respectively.

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

Employees
---------

As of December 1, 2003, the Company had approximately 40 full-time employees. The Company also contracts with other personnel and subcontractors who provide creative talent for various projects on an as-needed basis.

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

ITEM 3.   LEGAL PROCEEDINGS

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In a meeting held September 22, 2003 the Board of Directors (the "Board"), in a unanimous vote, resolved that, due to the increasing costs associated with compliance with the Sarbanes-Oxley Act and other compliance issues, it would be in the best interests of the shareholders of the corporation to discontinue the corporation as a reporting company under the statutes and rules of the Securities and Exchange Commission and to no longer be a listed company on the Over-the-Counter Bulletin Board. The Board further resolved that the officers of the Company be directed to bring the question before the stockholders of the Company for a vote. The Company filed a Form 15-12g with the SEC on September 26, 2003 which will become effective on December 24, 2003. From that day forward, TM Century, Inc. will no longer be a reporting company under the statutes of the Securities Exchange Act of 1934 and the rules promolgated thereunder.

Upon ratification of the resolution by the Board, the holders of 69.6% of the outstanding Common Stock of the Company executed a written consent to the adoption of the resolution presented by the Board of Directors to do all things necessary to implement this resolution including, but not limited to, the filing of a Form 15 with the Securities and Exchange Commission.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is thinly traded in the over-the-counter (OTC) market under the symbol "TMCI". The following table sets forth, for the periods shown, the range of the high and low bid quotations for the Company's common stock in the over-the-counter market as reported by NASDAQ. The Company was de-listed from NASDAQ in February 1997 for not meeting the minimum NASDAQ SmallCap market requirements. Since that time the stock continues to be traded on the OTC market with quotations obtained from the OTC bulletin board. Quotations are inter-dealer quotations, without retail markups, markdowns or commissions, and do not necessarily represent actual transactions.

                                                    Common Stock Bid
                                                    ----------------

                                                   High            Low
                                              -------------    ------------
           Fiscal 2003:
                              1st Quarter             $.28            $.27
                              2nd Quarter              .37             .28
                              3rd Quarter              .51             .33
                              4th Quarter             1.02             .55

           Fiscal 2002:
                              1st Quarter             $.55            $.45
                              2nd Quarter              .55             .36
                              3rd Quarter              .45             .40
                              4th Quarter              .41             .27


As of September 30, 2003 the Company had approximately 196 record owners and 179 beneficial owners of its common stock. The Company has not paid dividends on the common stock.

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

Liquidity and Capital Resources
-------------------------------

The Company relies upon current sales of music libraries and jingles on terms of cash upon delivery for operating liquidity. Liquidity is also provided by cash receipts from customers under contracts for production libraries and weekly music service contracts having terms of one month to three years. The Company is obligated to provide music updates throughout the contract terms for both production library and weekly music service contracts. Sales of music libraries and jingles and the payments under production library and weekly music service contracts will provide, in the opinion of management, adequate liquidity to meet operating requirements at least through the end of fiscal 2004.

The Company generated net income of approximately $664,000 in fiscal 2003, compared to net loss of $57,000 in 2002. The majority of the Company's clients are businesses that are dependent upon advertising sales for their income. The net loss of fiscal 2002 was primarily a result of a decline in advertising sales experienced by the broadcast industry in fiscal 2002, exacerbated by the events of September 11, 2001. The fourth quarter of fiscal 2002 reflected positive growth in the advertising industry, which continued its recovery throughout fiscal 2003. During fiscal 2003, the Company incurred approximately $127,000 in capital expenditures for the purchase of property and equipment compared to capital expenditures of approximately $95,000 in 2002. Capital expenditures in both 2003 and 2002 were primarily associated with upgrades of production equipment. Also, in 2003 the Company invested an additional $100,000 in its equity accounted affiliate, Sold-Rite Holdings, LLC. The Company also sold short-term investments during the year for a net amount of $204,081. In 2003, the Company purchased 8,000 shares of treasury stock at a cost of $6,800 through the stock repurchase plan authorized by the Board of Directors on October 29, 2001. The Company purchased 2,000 shares of treasury stock at a cost of $1,500 through this plan in 2002. Funds for operating needs, new product development, and capital expenditures for the year ended September 30, 2003 were provided from operations and cash reserves. The Company generated cash flows from operations of approximately $781,000 in 2003 primarily due to the net income for the year adjusted for depreciation and amortization, accounts receivable and inventory reserves, and a decrease in deferred revenue, accounts payable and accrued liabilities. This was partially offset by increases in accounts receivable and deferred tax assets. The cash flows of $275,000 in 2002 were primarily due to the net loss of $57,000 as well as an increase in accounts receivable. This was offset by depreciation, amortization, accounts receivable reserves and a decrease in deferred revenue and inventory. The Company's expenditures for property, equipment, and development of new products are discretionary. Product development costs of $173,000 were incurred during fiscal 2003 for new music libraries and music library updates, which compares to product development expenditures of $158,000 in 2002. Product development expenditures are expected to be approximately $140,000 in fiscal 2004. The Company has no other significant commitments for capital expenditures in fiscal 2004. Management anticipates that cash flow from operations and cash reserves will be sufficient to meet capital requirements.

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

Customer deposits increased to $186,000 as of September 30, 2003, from $167,000 as of September 30, 2002, for deposits received from customers ordering products. The balance in customer deposits is dependent upon the timing of customer orders for compact disc libraries, jingles, and production libraries.

At September 30, 2002, the Company had net operating loss carryforwards of approximately $609,000 available to offset future taxable income expiring in 2011 through 2022. At September 30, 2002, a valuation allowance of approximately $360,000 was provided to reduce the net deferred tax asset to zero because of the uncertainty of generating future taxable income. As of September 30, 2003, the Company had fully utilized the net operating loss carryforward. The Company recorded at net deferred tax asset of $200,583 at September 30, 2003. This deferred tax asset results from the reduction of valuation reserves previously established and increases in deferred tax assets during 2003. The Company reduced its valuation allowance to zero because the Company generated taxable income 2003 and expects to do so again in fiscal 2004.

Results of Operations
---------------------

Fiscal 2003 Compared to Fiscal 2002
-----------------------------------

The Company generated net income of $664,000 in 2003 compared to a net loss of $57,000 in 2002. This income was primarily the result of a 10.9% increase in revenues from $5.2 million in 2002 to $5.8 million in 2003. The increase was due to an increase in advertising revenues, which increased from $1.7 million in 2002 to $2.3 million in the current year, and due to the income tax benefit from recognizing net deferred tax assets.

The majority of the Company's clients are businesses that depend on advertising sales for their income. The serious recession in advertising expenditures in the prior year caused most, if not all, of these businesses to curtail or postpone spending, especially in non-essential products such as those marketed by the Company. It is management's view that the worst of the recession has passed and a return to positive growth trends for advertising was experienced in the current fiscal year. This trend is expected to result in increased spending on products such as those marketed by the Company in the near future, although the positive impact cannot be determined with any certainty.

Music services and single revenue generated from cash sales decreased $1,000, or 0.03%. Barter revenue increased $608,000, or 36.5%, which is attributable to an increase in advertising rates for barter service. Barter revenues are derived from obtaining airtime from radio stations in exchange for products and marketing such airtime to advertisers.

As the compact disc music library market matures, sales of compact discs are generated primarily from changes in music formats or sales of new music libraries rather than from conversions to compact disc music library technology. The market for compact disc music libraries to broadcast customers has reached a substantial level of maturity in the United States, which is the market from which the Company derives most of its music library revenues. However, the advent of computer-based music storage has opened a new market to the Company; delivering music in a form (.wav file format and MPEG format) more conducive, convenient and cost efficient for operators to load onto their computer-based broadcast systems. A decline in revenues from music library sales may result in a proportionately greater decline in operating income because music libraries provide higher margins than the Company's other products. However, management believes that revenues from weekly music services will either remain relatively unchanged or continue to grow by introducing new music libraries to the market. Management believes the international markets have not reached maturity for compact disc technology. Renewals and new sales growth are subject to customer acceptance of the new products.

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

Production, programming and technical costs decreased 3.9% to approximately $1.55 million in 2003 from approximately $1.6 million in 2002. The decrease is primarily due to lower direct costs resulting from the conversion to in-house compact disc replication, combined with cost saving measures implemented in all other aspects of production and shipping.

General and administrative costs increased approximately $66,000, or 3.6%. The increase was a result of ordinary increases in the areas of professional fees, facilities expenses and an officer bonus.

Selling costs reflected a decrease of $40,000, or 4.8% in 2003 from 2002. The Company took advantage of the loss of sales personnel through attrition by restructuring the compensation plans for new employees to reduce fixed costs and provide more efficient coverage of the market.

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

Deferred Tax Assets:

The Company provides for income taxes under the asset and liability approach. This method requires that deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Accounting Matters
------------------

The Financial Accounting Standards Board ("FASB") periodically issues accounting standards that may affect the financial accounting or disclosures of the
Company. In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities", an interpretation of ARB No. 51. The Company adopted FASB Interpretation No. 46 effective July 1, 2003. This interpretation requires an entity to consolidate all variable interest entities (as defined by the interpretation). The Company has analyzed its investment in Sold Rite Holdings, LLC and has determined that as of September 30, 2003 there would not be a significant difference between the equity method of accounting and consolidation.

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

                          ITEM 7. FINANCIAL STATEMENTS


                        TM CENTURY, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                            11

Consolidated Financial Statements:

Consolidated Balance Sheets at September 30, 2003 and 2002                    12

Consolidated Statements of Operations for the Years Ended
   September 30, 2003 and 2002                                                13

Consolidated Statement of Stockholders' Equity for the Years Ended
   September 30, 2003 and 2002                                                14

Consolidated Statements of Cash Flows for the Years Ended September 30,
   2003 and 2002                                                              15

Notes to Consolidated Financial Statements                                 16-25

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------







To The Board of Directors
TM Century, Inc.


We have audited the accompanying consolidated balance sheets of TM Century, Inc. and subsidiaries as of September 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TM Century, Inc. and subsidiaries as of September 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


KBA Group LLP
Dallas, Texas
November 21, 2003


                        TM Century, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                     ASSETS
                                                                               September 30,    September 30,
                                                                                    2003             2002
                                                                               -------------    -------------
CURRENT ASSETS
 Cash and cash equivalents                                                     $   1,026,876    $     459,649
 Short-term investments                                                              441,371          645,452
 Accounts receivable, less allowance for doubtful accounts
  of $51,192 and $49,181, respectively                                               942,587          635,814
 Inventories, net of allowance for obsolescence of $355,149 and
  $258,000 respectively                                                              263,070          369,779
 Prepaid expenses                                                                     82,113           88,577
 Current deferred income tax asset                                                   132,636             --
                                                                               -------------    -------------
       TOTAL CURRENT ASSETS                                                        2,888,653        2,199,271

PROPERTY AND EQUIPMENT                                                             3,107,873        2,981,103
 Less accumulated depreciation and amortization                                   (2,709,383)      (2,556,719)
                                                                               -------------    -------------
       NET PROPERTY AND EQUIPMENT                                                    398,490          424,384

EQUITY ACCOUNTED INVESTMENT IN AFFILIATE, A RELATED ENTITY                            89,937             --
PRODUCT DEVELOPMENT COSTS, net of accumulated amortization
 of $649,890 and $502,474, respectively                                              415,764          403,455
COMEDY MATERIAL RIGHTS, net of accumulated amortization
 of $117,800 and $93,000, respectively                                                 6,200           31,000
OTHER ASSETS                                                                           6,814            7,560
NON-CURRENT DEFERRED INCOME TAX ASSET                                                 67,947             --
                                                                               -------------    -------------
 TOTAL ASSETS                                                                  $   3,873,805    $   3,065,670
                                                                               =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of note payable                                               $       3,000    $      12,000
 Accounts payable                                                                     35,243           30,956
 Accrued expenses                                                                    151,040           87,065
 Federal income tax payable                                                            3,961             --
 Deferred revenue                                                                    201,213          129,484
 Customer deposits - current                                                          55,888           59,645
                                                                               -------------    -------------
       TOTAL CURRENT LIABILITIES                                                     450,345          319,150

NOTE PAYABLE, less current portion                                                      --              3,000
CUSTOMER DEPOSITS - non-current                                                      130,080          107,170
                                                                               -------------    -------------
       TOTAL LIABILITIES                                                             580,425          429,320

STOCKHOLDERS' EQUITY
 Common stock, $.01 par value; authorized 7,500,000 shares; 2,970,481 shares
 issued; 2,473,193 and 2,481,193 shares outstanding, respectively                     29,705           29,705
 Additional paid-in capital                                                        2,275,272        2,275,272
 Retained earnings                                                                 2,287,930        1,624,100
 Treasury stock - at cost, 497,288 and 489,288 shares, respectively               (1,299,527)      (1,292,727)
                                                                               -------------    -------------
       TOTAL STOCKHOLDERS' EQUITY                                                  3,293,380        2,636,350
                                                                               -------------    -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $   3,873,805    $   3,065,670
                                                                               =============    =============

The accompanying notes are an integral part of these consolidated financial statements.


                        TM Century, Inc. and Subsidiaries
                      Consolidated Statements of Operations



                                                             Year ended September 30,
                                                            --------------------------
                                                                2003           2002
                                                            -----------    -----------

REVENUES                                                    $ 5,798,606    $ 5,191,706
  Less  Commissions                                             923,156        829,343
                                                            -----------    -----------
  NET REVENUES                                                4,875,450      4,362,363

COSTS AND EXPENSES
  Production, Programming, and Technical Costs                1,551,152      1,604,888
  General and Administrative                                  1,913,783      1,847,607
  Selling Costs                                                 793,495        833,749
  Depreciation and Amortization of Property and Equipment       152,664        150,281
                                                            -----------    -----------
  TOTAL COSTS AND EXPENSES                                    4,411,094      4,436,525

                                                            -----------    -----------
OPERATING INCOME (LOSS)                                         464,356        (74,162)

OTHER INCOME (EXPENSE)
  Interest income                                                12,915         14,787
  Other income (expense), net                                      --            2,831
  Equity accounted loss in affiliate                            (10,063)          --
                                                            -----------    -----------
TOTAL OTHER INCOME, NET                                           2,852         17,618
                                                            -----------    -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES                 467,208        (56,544)

INCOME TAX BENEFIT                                              196,622           --
                                                            -----------    -----------
NET INCOME (LOSS)                                           $   663,830    $   (56,544)
                                                            ===========    ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE                    $      0.27    $     (0.02)
                                                            ===========    ===========

DILUTED NET INCOME (LOSS) PER COMMON SHARE                  $      0.27    $     (0.02)
                                                            ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
- BASIC                                                       2,480,127      2,481,443
                                                            ===========    ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING,
 ASSUMING DILUTION                                            2,480,127      2,481,443
                                                            ===========    ===========








The accompanying notes are an integral part of these consolidated financial statements.


                        TM Century, Inc. and Subsidiaries
                 Consolidated Statement of Stockholders' Equity
                     Years Ended September 30, 2003 and 2002



                                    Common Stock                                              Treasury Stock
                              -------------------------    Additional                    -------------------------       Total
                               Number of                     Paid-In        Retained      Number of       Amount      Stockholders'
                                 Shares        Amount        Capital        Earnings        Shares      (at cost)        Equity
                              -----------   -----------    -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 2001     2,970,481   $    29,705    $ 2,275,272    $ 1,680,644        487,288   $(1,291,227)   $ 2,694,394

Repurchase of Stock                                                                            2,000        (1,500)        (1,500)

Net Loss                             --            --             --          (56,544)          --            --          (56,544)
                              -----------   -----------    -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 2002     2,970,481   $    29,705    $ 2,275,272    $ 1,624,100        489,288   $(1,292,727)   $ 2,636,350

Repurchase of Stock                  --            --             --             --            8,000        (6,800)        (6,800)

Net Income                           --            --             --          663,830           --            --          663,830
                              -----------   -----------    -----------    -----------    -----------   -----------    -----------

BALANCE, SEPTEMBER 30, 2003     2,970,481   $    29,705    $ 2,275,272    $ 2,287,930        497,288   $(1,299,527)   $ 3,293,380
                              ===========   ===========    ===========    ===========    ===========   ===========    ===========































The accompanying notes are an integral part of this consolidated financial statement.


                        TM Century, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                    Year ended September 30,
                                                                                   --------------------------
                                                                                      2003           2002
                                                                                   -----------    -----------
OPERATING ACTIVITIES
     Net income (loss)                                                             $   663,830    $   (56,544)
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
            Depreciation and amortization of property and equipment                    152,664        150,281
            Amortization of product development costs and comedy material rights       185,009        182,676
            Provision for doubtful accounts                                             65,500         16,750
            Provision for obsolete inventory                                           105,604           --
            Deferred income taxes                                                     (200,583)          --
            Loss on equity accounted investment                                         10,063           --
     Increase (decrease) from changes in operating assets
     and liabilities:
            Accounts receivable                                                       (372,273)      (112,076)
            Inventories                                                                  1,105         50,481
            Prepaid expenses                                                             6,464        (21,753)
            Other assets                                                                   746         12,244
            Federal income tax payable                                                   3,961           --
            Accounts payable and accrued expenses                                       68,262         (3,013)
            Deferred revenue                                                            71,729         48,602
            Customer deposits                                                           19,153          6,978
                                                                                   -----------    -----------
     NET CASH PROVIDED BY OPERATING ACTIVITIES                                         781,234        274,626

INVESTING ACTIVITIES
     Product development costs                                                        (172,518)      (157,531)
     Sale (purchase) of short-term investments, net                                   (204,081        (11,403)
     Investment in equity accounted affiliate, a related entity                       (100,000)          --
     Purchases of property and equipment                                              (126,770)       (94,618)
                                                                                   -----------    -----------
     NET CASH USED IN INVESTING ACTIVITIES                                            (195,207)      (263,552)

FINANCING ACTIVITIES
     Principal payments on note payable                                                (12,000)       (14,556)
     Acquisition of treasury stock                                                      (6,800)        (1,500)
                                                                                   -----------    -----------
     NET CASH USED IN FINANCING ACTIVITIES                                             (18,800)       (16,056)
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   567,227         (4,982)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                         459,649        464,631
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                           $ 1,026,876    $   459,649
                                                                                   ===========    ===========


SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest                                                        $      --      $      --
                                                                                   ===========    ===========

     Cash paid for income taxes                                                    $      --      $      --
                                                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents of the Company are comprised of demand deposits with banks and other highly liquid debt instruments with maturity terms of three months or less when purchased.

Short-term Investments

Short-term investments are comprised of short-term and medium-term bonds. All of the Company's investments are classified as available for sale, based on its intent and ability to sell these bonds, and accordingly are carried at estimated fair value. For investments classified as available for sale, the related unrealized holding gains and losses are typically excluded from earnings and reported, net of income taxes, as a separate component of stockholders' equity until realized. Realized gains and losses are determined on the specific identification method and are reflected in net income.

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

Equity Investment

The Company accounts for investments in which it has an ownership interest between 20% and 50% under the equity method of accounting. Under the equity method of accounting, the Company's share of the investee's income or losses is included in the Statements of Operations.

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


     Furniture and equipment                                        5 to 7 years
     Computer software and equipment                                3 to 5 years
     Production equipment                                           5 to 7 years
     Leasehold improvements          the shorter of the estimated useful life or
                                                 the remaining term of the lease
     Vehicle                                                             5 years
     Capital lease                   the shorter of the estimated useful life or
                                                 the remaining term of the lease

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

Net Income (Loss) Per Share

Basic net income (loss) per common share is based on the weighted average number of common shares outstanding during the respective periods. Diluted earnings
(loss) per share of common stock includes the impact of outstanding dilutive stock options, if any. The Company had 632,500 and 373,000 stock options outstanding as of September 30, 2003 and 2002, respectively. The outstanding options were anti-dilutive at September 30, 2003 and 2002. Accordingly, basic income per share and diluted income per share are identical.

Stock Based Compensation

The Company accounts for its stock-based employee compensation plan using the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company recorded no compensation expense associated with options issued during the periods ended September 30, 2003 and 2002. Had the Company determined compensation based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, net income (loss) and net income (loss) per share would have been affected as indicated below:

                                                       Year Ended September 30,
                                                          2003          2002
                                                       ----------    ----------

Net income (loss) attributable to common
stockholders as reported                               $  663,830    $  (56,544)

Add:     Stock-based employee compensation
         expense included in reported net income (loss)      --            --
Deduct:  Stock-based employee compensation expense
         determined under fair value based method         (19,813)      (17,333)
                                                       ----------    ----------
Pro forma net income (loss)                            $  644,017    $  (73,877)
                                                       ==========    ==========

Net income (loss) per share, basic and diluted
     As reported                                       $      .27    $    (.02)
                                                       ==========    =========
     Pro forma                                         $      .26    $    (.03)
                                                       ==========    =========

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

Fair Value of Financial Instruments

At September 30, 2003 and 2002 the carrying value of the Company's accounts receivable, accounts payable, and accrued liabilities approximate fair value because of their short-term nature. The Company entered into one non-interest bearing note payable during 1999. The impact of imputed interest is not material to the financial statements of the Company.

3.  INVENTORIES

Inventories include raw materials for in-house production and replication of compact discs as well as compact discs completed and ready to ship as follows:

                                                           September 30,
                                                   ----------------------------
                                                       2003            2002
                                                   ------------    ------------
         Raw materials                             $     31,528    $     19,444
         Finished goods                                 586,691         608,335
         Allowance for obsolescence                    (355,149)       (258,000)
                                                   ------------    ------------
         Total                                     $    263,070    $    369,779
                                                   ============    ============

4.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2003 and 2002:

                                                       2003            2002
                                                   ------------    ------------
    Furniture and equipment                        $    567,375    $    567,000
    Computer software and equipment                     365,296         312,166
    Production equipment                              1,204,398       1,131,133
    Leasehold improvements                              422,935         422,935
    Vehicle                                              19,142          19,142
    Capital lease                                       528,727         528,727
                                                   ------------    ------------
           Total                                   $  3,107,873    $  2,981,103
                                                   ============    ============

5.  NOTE PAYABLE

During 1999, the Company issued a $124,000 non-interest bearing, uncollateralized note payable in exchange for comedy material rights. This note requires monthly payments of $2,778 through December 2, 2002 and monthly payments of $1,000 thereafter through December 2, 2003.

6.  COMMITMENTS AND CONTINGENCIES

Leases

The Company signed a lease for its facilities effective March 1, 2002 through August 31, 2010. The lease may be extended at the Company's option for one additional five-year term. The Company also has an equipment lease that is classified as an operating lease that is effective through August 13, 2007.

Future minimum lease payments under operating leases with initial lease terms in excess of one year are as follows:

         2004                                                            297,329
         2005                                                            300,923
         2006                                                            340,452
         2007                                                            338,435
         2008                                                            318,036
         Thereafter                                                      647,451
                                                                   -------------
         Future minimum lease payments                             $   2,242,626
                                                                   =============


Rent expense under operating leases was $250,324 and $273,671 net of sublease rental income of $84,775 and $85,391, for 2003 and 2002, respectively.

Employment and Consulting Agreements

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

The Company has consulting agreements with certain current members and a former member of the Board of Directors. Total compensation expensed in connection with these consulting agreements was $77,850 and $130,350 in 2003 and 2002 respectively.

The Company also has a consulting agreement with a third party that expires on November 30, 2003. Total expense under this agreement was $30,000 and $0 in 2003 and 2002, respectively.

Commitments for future salaries under employment agreements and consulting agreements as of September 30, 2003 are as follows:

         2004                                                      $     287,200
         2005                                                            200,750
                                                                   -------------
         Total employment and consulting commitments               $     487,950
                                                                   =============

7.  INCOME TAXES

Differences between the statutory federal income tax rate and the effective rate for the years ended September 30, 2003 and 2002 are as follows:

                                                        2003            2002
                                                    ------------    ------------
     Income tax provision at statutory rate            34.00%          35.00%
     Effect of graduated tax rates                      1.00             --
     Permanent differences                               .56           (1.00)
     Change in valuation allowance                    (77.10)         (10.13)
     Change in prior year estimate                     (3.65)           7.45
     Other                                              3.11          (31.32)
                                                    ------------    ------------
                                                      (42.08%)          0.00%
                                                    ------------    ------------

The income tax benefit consisted of the following during the years ended September 30, 2003 and 2002:

                                                        2003            2002
                                                    ------------    ------------
        Current income tax provision                $     (3,961)   $       --
        Deferred income tax benefit                      200,583            --
                                                    ------------    ------------
        Net income tax benefit                      $    196,622    $       --
                                                    ============    ============

At September 30, 2002, the Company had a net operating loss carryforward of approximately $609,000 available to offset future taxable income expiring in 2011 through 2022. A valuation allowance of approximately $360,000 had been provided to reduce the net deferred tax asset to zero because of the uncertainty of generating future taxable income. As of September 30, 2003, the Company had fully utilized the net operating loss carryforward. The Company has recorded a net deferred tax asset of $200,583 representing timing differences between financial reporting and federal tax reporting.

The components of the net deferred income tax assets (liabilities) at September 30, 2003 and 2002 are as follows:

                                                            2003         2002
                                                         ---------    ---------
     Deferred income tax asset - current
         Allowance for doubtful accounts                 $  17,917    $  17,052
         Inventory allowance for obsolescence              117,658       90,491
         Unrealized investment losses                       (2,939)        --
         Valuation allowance                                  --       (107,543)
                                                         ---------    ---------
           Total current deferred income tax asset       $ 132,636    $    --
                                                         ---------    ---------

     Deferred tax asset - non-current
         Property and equipment                          $  67,947    $  56,710
         Net operating loss carryforwards                     --        195,969
         Valuation allowance                                  --       (252,679)
                                                         ---------    ---------
           Total non-current deferred income tax asset   $  67,947    $    --
                                                         ---------    ---------

     Net deferred tax asset                              $ 200,583    $    --
                                                         =========    =========


8.  EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation between basic and diluted net income (loss) per share:

                                                                     Year Ended
                                                                   September 30,
                                                            -------------------------
                                                                2003          2002
                                                            -----------   -----------

        Net Income (Loss)                                   $   663,830   $   (56,544)
        Weighted Average Number of Shares Outstanding
              Basic                                           2,480,127     2,481,443
              Dilutive effect of common stock equivalents          --            --
                                                            -----------   -----------
              Diluted                                         2,480,127     2,481,443

        Earnings Per Share:
              Basic Net Income (Loss)                       $       .27   $     (0.02)
                                                            ===========   ===========
              Diluted Net Income (Loss)                     $       .27   $     (0.02)
                                                            ===========   ===========

9.  TREASURY STOCK

On October 29, 2001 the Board of Directors, by resolution, authorized the Company to purchase up to 100,000 shares of its common stock on the open market or through privately negotiated transactions, from time to time, dependent upon market conditions, from November 1, 2001 through October 31, 2003. As of September 30, 2003 the Company has made purchases of 10,000 shares at an average price of $.83 per share. These purchases were funded by cash reserves of the Company. Future purchases are expected to be funded from operations or cash reserves of the Company.

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

Option information for the fiscal years ended September 30, 2003 and 2002 is as follows:

                                                                                  Weighted Avg.
                                                      Number of        Price        Price Per
                                                       Shares        Per Share        Share
                                                       ------        ---------        -----
     Options outstanding at September 30, 2001         365,500      $.15 - $2.50      .9178
        Granted                                         23,000      $.15 - $ .68      .4230
        Exercised                                         -              -              -
        Forfeited                                       15,500      $.50 - $1.19      .7761
                                                     -----------
     Options outstanding at September 30, 2002         373,000      $.15 - $2.50      .8905
       Granted                                         281,000      $.15 - $ .93      .3449
       Exercised                                          -              -              -
       Forfeited                                       (21,500)     $.34 - $1.20      .7270
                                                     -----------
     Options outstanding at September 30, 2003         632,500      $.15 - $2.50      .6411
                                                     ===========
     Options exercisable at September 30, 2003         438,350      $.15 - $2.50      .7582
                                                     ===========

The weighted average remaining contractual life of the stock options outstanding at September 30, 2003 is 7.8 years.

At September 30, 2003 the Company has reserved a total of 700,000 shares of common stock for exercise of stock options.

The estimated weighted average grant date fair value of options granted during fiscal years 2003 and 2002 using the Black-Scholes Model was $.49 and $.56 per share, respectively. For purposes of determining the fair value of each option, the Company used the following assumptions:

                                                         2003           2002
                                                     -----------    -----------
        Risk-free interest rate                         3.92%          4.7%

        Volatility                                        62%          154%

        Expected life  (years)                            10            10

11.  EQUITY INVESTMENT IN AFFILIATE

The  Company  owns  a  28.4%  equity   interest  in  Sold-Rite   Holdings,   LLC
("Sold-Rite"), a U.S. company. A substantial portion of the remaining outstanding shares are owned by the Chief Executive Officer and a member of the Board of Directors. The Company reports the results of Sold-Rite using the equity accounting method. During 2003 and 2002, the Company invested $100,000 and $84,000 in Sold-Rite. All of the 2002 investment amount was expensed in 2002. Sold-Rite has filed for a patent on a process to deliver content to consumers via the Internet. Sold-Rite (Secure On Line Delivery Of Recordings, Information, Text and Entertainment) holds the promise of becoming a major platform from which consumers around the globe would acquire music, films, television programs, books, games and other content that lends itself to electronic distribution. In 2003, efforts were initiated to develop a prototype of the product and demonstrate the product to potential contributors of both technical and financial support. The potential of Sold-Rite is largely unknown at this point in time and depends significantly on the actual issuance of a patent and marketplace acceptance.

Condensed financial information for Sold-Rite Holdings LLC is as follows as of and for the year ended September 30, 2003:

        Current assets                    $   62,679
        Fixed assets                           1,887
                                          ----------
        Total assets                      $   64,566
                                          ==========

        Current liabilities               $     --
        Long-term liabilities                   --
                                          ----------
        Stockholders' equity              $   64,566
                                          ==========

        Net sales                         $     --
        Expenses                              35,434
                                          ----------
        Net loss                          $  (35,434)
                                          ==========

In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of ARB No. 51. The Company adopted FIN 46 effective July 1, 2003. This interpretation requires an entity to consolidate all variable interest entities (as defined by the interpretation). The Company has analyzed its investment in Sold-Rite and has determined that as of September 30, 2003, there would not be a significant difference between the equity method of accounting and consolidation

12.  OTHER MATTERS

In a meeting held September 22, 2003 the Board of Directors (the "Board"), in a unanimous vote, resolved that, due to the increasing costs associated with compliance with the Sarbanes-Oxley Act and other compliance issues, it would be in the best interests of the shareholders of the corporation to discontinue the corporation as a reporting company under the statutes and rules of the Securities and Exchange Commission and to no longer be a listed company on the Over-the-Counter Bulletin Board. The Board further resolved that the officers of the Company be directed to bring the question before the stockholders of the Company for a vote.

Upon ratification of the resolution by the Board, the holders of 69.6% of the outstanding Common Stock of the Company executed a written consent to the adoption of the resolution presented by the Board of Directors to do all things necessary to implement this resolution including, but not limited to, the filing of a Form 15 with the Securities and Exchange Commission. Accordingly, the Company filed a Form 15 with an effective date of December 24, 2003.

13.  ADVERTISING BARTER TRANSACTIONS

The Company earned revenue of $2,273,168 and $1,665,337 and incurred expense of $824,031 and $603,684 from advertising barter transactions for the years ended September 30, 2003 and 2002, respectively. The barter revenue is derived from obtaining airtime from radio stations in exchange for the sale of the Company's products and marketing such airtime to advertisers.

14.  RELATED PARTY INFORMATION

The Company is a 28.4% owner of Sold Rite Holdings, LLC (See Note 11). A substantial portion of the remaining outstanding shares are owned by the Chief Executive Officer of the Company and a member of the Company's Board of Directors.





           [The remainder of this page is intentionally left blank.]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The Company has historically included the information contained in the Company's 2004 Information Statement by reference. However, the Company filed a Form 15 with an effective date of December 24, 2003. Since it will be a non-reporting entity, the Company has no intention to file the 2004 Information Statement and they are not incorporating this statement by reference.

ITEM 10.  EXECUTIVE COMPENSATION

The Company has historically included the information contained in the Company's 2004 Information Statement by reference. However, the Company filed a Form 15 with an effective date of December 24, 2003. Since it will be a non-reporting entity, the Company has no intention to file the 2004 Information Statement and they are not incorporating this statement by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company has historically included the information contained in the Company's 2004 Information Statement by reference. However, the Company filed a Form 15 with an effective date of December 24, 2003. Since it will be a non-reporting entity, the Company has no intention to file the 2004 Information Statement and they are not incorporating this statement by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has historically included the information contained in the Company's 2004 Information Statement by reference. However, the Company filed a Form 15 with an effective date of December 24, 2003. Since it will be a non-reporting entity, the Company has no intention to file the 2004 Information Statement and they are not incorporating this statement by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:
3    (a)  Certificate of Incorporation and By-Laws (1)
     (b)  Certificate of Merger:  Video Image Inc. and TM  Communications,  Inc.
          (1)
     (c) Certificate of Amendment of Certificate of Incorporation of TM Century, Inc. effective March 27, 1992. (Exhibit 1) (2) (March 31,
          1992)

10   Material Contracts:
     (a) *Long Term Performance Incentive Plan of TM Century, Inc. dated December 3, 1991. (Exhibit 10(bb))(4)
     (b) *Consulting Agreement between TM Century, Inc. and Neil W. Sargent dated June 28, 1999. (Exhibit 10.3) (June 30, 1999)(2)
     (c) *Amended and Restated 1991 Long Term Performance Incentive Plan of TM Century dated July 2, 1999 (Exhibit 10h)(4)
     (d) *TM Century, Inc. 2000 Stock Option Plan effective March 20, 2000. (Exhibit 10.1) (March 31, 2000)(2)

     (e) Lease Agreement, dated as of June 1, 2002 by and between AIP-SWAG Operating Partnership, L.P. and TM Century, Inc. (Exhibit 10.1) (September 30, 2002) (5)
     21   Subsidiaries
     31.1 Certification of Chief Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002
     31.2 Certification of Chief Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act of 2002
     32.1 Certification by R. David Graupner, Chief Executive Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification by Teri R.S. James, Chief Financial Officer, pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


Notes to Exhibits:

     (1) Incorporated by reference to the similarly numbered exhibit to the Registration Statement on Form S-18 (No. 2- 93588-FW), filed October 2, 1984, as amended.
     (2) Incorporated by reference to the indicated exhibit to the Quarterly Report on Form 10-Q for the indicated period, of the Registrant.
     (3) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-K for the fiscal year ended September 30, 1991.
     (4) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 1999.
     (5) Incorporated by reference to the indicated exhibit to the Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002.


* The documents filed or incorporated by reference as Exhibits 10(a), (b), (c), and (d) hereto constitute management contracts or compensatory plans or arrangements.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended September 30, 2003.

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

                                                        Dated: December 23, 2003

                                                        TM CENTURY, INC.

                                                        BY:/s/Teri R.S. James
                                                        ---------------------
                                                        Teri R.S. James
                                                        Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                               DATE:

/s/Teri R.S. James                                             December 23, 2003
------------------
TERI R.S. JAMES, Chief Financial Officer
(Principal financial and accounting officer)


/s/R.David Graupner                                            December 23, 2003
-------------------
R. DAVID GRAUPNER, President and Chief Executive Officer
(Principal executive officer)


/s/Marjorie L. McIntyre                                        December 23, 2003
-----------------------
MARJORIE L. MCINTYRE, Chairman of the Board of Directors


/s/A. Ann Armstrong                                            December 23, 2003
A. ANN ARMSTRONG, Director


/s/Carol M. Long                                               December 23, 2003
----------------
CAROL LONG, Director


/s/Michael Cope                                                December 23, 2003
------------------
MICHAEL COPE, Director